Form 10-Q
period 2008-06-30
SMSA EL PASO I ACQUISITION CORP.
filed 2008-07-24
CIK 1427714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q



(Mark one)

X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended June 30, 2008

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 21, 2008: 500,016
                                          ----------------------

Transitional Small Business Disclosure Format (check one):    YES [ ]   NO  [X]

[PG NUMBER]

                        SMSA El Paso 1 Acquisition Corp.

                 Form 10-QSB for the Quarter ended June 30, 2008

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

Part I
Item 1 - Financial Statements

                        SMSA El Paso 1 Acquisition Corp.
                          (a development stage company)
                                  Balance Sheet
                                  June 30, 2008

                                   (Unaudited)

                                                                 June 30,
                                                                   2008
                                                                 --------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                      $   --
   Due from controlling shareholder                                  --
                                                                 --------

     Total Assets                                                $   --
                                                                 ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current Liabilities
   Accounts payable - trade                                      $   --
   Working capital advances from controlling stockholder           18,486
                                                                 --------

     Total Liabilities                                             18,486
                                                                 --------


Commitments and Contingencies


Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     10,000,000 shares authorized.
     None issued and outstanding                                     --
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     500,016 shares issued and outstanding                            500
   Additional paid-in capital                                         500
   Deficit accumulated during the development stage               (19,436)
                                                                 --------

     Total Stockholders' Equity (Deficit)                         (18,436)
                                                                 --------
     Total Liabilities and
       Stockholders' Equity (Deficit)                            $   --
                                                                 ========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                        SMSA El Paso 1 Acquisition Corp.
                          (a development stage company)
                 Statement of Operations and Comprehensive Loss
                  Six and Three months ended June 30, 2008 and
                 Period from August 1, 2007 (date of bankruptcy
                       settlement) through June 30, 2008

                                   (Unaudited)

                                                                  Period from
                                                                August 1, 2007
                                                                  (date of
                                                                 bankruptcy
                                    Six months    Three months   settlement)
                                       ended          ended        through
                                     June 30,       June 30,      June 30,
                                       2008           2008          2008
                                    ---------      ---------      ---------

Revenues                            $    --        $    --        $    --
                                    ---------      ---------      ---------

Operating expenses
   Reorganization costs                 4,690          2,840          8,053
   Legal and professional fees         11,433          6,175         11,433
                                    ---------      ---------      ---------

   Total operating expenses            16,123          9,015         19,486
                                    ---------      ---------      ---------

Loss from operations                  (16,123)        (9,015)       (19,486)

Provision for income taxes               --             --             --
                                    ---------      ---------      ---------

Net loss                              (16,123)        (9,015)       (19,486)

Other comprehensive income               --             --             --
                                    ---------      ---------      ---------

Comprehensive loss                  $ (16,123)     $  (9,015)     $ (19,486)
                                    =========      =========      =========

Loss per weighted-average share
   of common stock outstanding,
   computed on net loss - basic
   and fully diluted                $   (0.03)     $   (0.02)     $   (0.04)
                                    =========      =========      =========

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted            500,016        500,016        500,016
                                    =========      =========      =========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        SMSA El Paso 1 Acquisition Corp.
                          (a development stage company)
                             Statement of Cash Flows
                       Six months ended June 30, 2008 and
 Period from August 1, 2007(date of bankruptcy settlement) through June 30, 2008

                                   (Unaudited)

                                                                    Period from
                                                                  August 1, 2007
                                                                     (date of
                                                                    bankruptcy
                                                       Six months   settlement)
                                                         ended        through
                                                        June 30,      June 30,
                                                          2008          2008
                                                        --------      --------
Cash Flows from Operating Activities
   Net loss for the period                              $(16,123)     $(19,486)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities
     Increase in accounts payable-trade                     --            --
                                                        --------      --------

Net cash used in operating activities                    (16,123)      (19,486)
                                                        --------      --------


Cash Flows from Investing Activities                        --            --
                                                        --------      --------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust                        --           1,000
   Working capital advances from majority stockholder     16,123        18,486
                                                        --------      --------

Net cash provided by financing activities                 16,123        19,486
                                                        --------      --------

Increase in Cash                                            --            --

Cash at beginning of period                                 --            --
                                                        --------      --------

Cash at end of period                                   $   --        $   --
                                                        ========      ========


Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period                    $   --        $   --
                                                        ========      ========
     Income taxes paid during the period                $   --        $   --
                                                        ========      ========




   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        SMSA El Paso 1 Acquisition Corp.
                          (a development stage company)
                          Notes to Financial Statements
                                  June 30, 2008



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

                        SMSA El Paso 1 Acquisition Corp.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                                  June 30, 2008



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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

                        SMSA El Paso 1 Acquisition Corp.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                                  June 30, 2008



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

                        SMSA El Paso 1 Acquisition Corp.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                                  June 30, 2008



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

3.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2008, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2008, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                        SMSA El Paso 1 Acquisition Corp.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                                  June 30, 2008



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

     As of June 30, 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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





                (Remainder of this page left blank intentionally)

                        SMSA El Paso 1 Acquisition Corp.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                                  June 30, 2008



Note G - Income Taxes

The components of income tax (benefit) expense for the six month period ended June 30, 2008 and for the period from August 1, 2007(date of bankruptcy settlement) through June 30, 2008 is as follows:



                                                     Period from
                                                  August 1, 2007
                               Six months        (date of bankruptcy
                                  ended          settlement) through
                              June 30, 2008        June 30, 2008
                              -------------        -------------
  Federal:
    Current                   $        --          $        --
    Deferred                           --                   --
                              -------------        -------------
                                       --                   --
                              -------------        -------------
  State:
    Current                            --                   --
    Deferred                           --                   --
                              -------------        -------------
                                       --                   --
                              -------------        -------------

    Total                     $        --          $        --
                              =============        =============

As of June 30,  2008,  the  Company had a net  operating  loss  carryforward  of approximately $19,500 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for the six months ended June 30, 2008 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2008 is as follows:

                                                                Period from
                                                              August 1, 2007
                                                                 (date of
                                                                bankruptcy
                                               Six months       settlement)
                                                  ended           through
                                                June 30,         June 30,
                                                  2008             2008
                                                -------          -------
Statutory rate applied to
   income before income taxes                   $(5,500)         $(6,700)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                            --               --
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward           5,500            6,700
                                                -------          -------

Income tax expense                              $  --            $  --
                                                =======          =======

                        SMSA El Paso 1 Acquisition Corp.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                                  June 30, 2008



Note G - Income Taxes - Continued

The Company's only temporary differences as of June 30, 2008 relate to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of June 30, 2008 is nominal and not material to the accompanying financial statements.


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

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

(3)  Plan of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2008.

General and administrative expenses for the six and three month periods ended June 30, 2008 have been directly related to the court mandated reorganization of the Company in accordance with the August 2007 affirmation of the Company's Plan of Reorganization, maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six and three month periods ended June 30, 2008 were $(0.03) and $(0.02) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2008, the Company had working capital of approximately $(18,500).

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


Item 4 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

   There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                                SMSA El Paso 1 Acquisition Corp.


Dated: June 21, 2008                                /s/ Richard Crimmins
       -------------                        ------------------------------------
                                                                Richard Crimmins
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director