Form 10-Q
period 2008-09-30
SMSA EL PASO I ACQUISITION CORP.
filed 2008-10-28
CIK 1427714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

    X         Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended September 30, 2008

                Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the transition period from ______________ to _____________

Commission File Number: 0-53132

SMSA El Paso 1 Acquisition Corp.

(Exact name of small business issuer as specified in its charter)

Delaware	20-5456276
(State of incorporation)	(IRS Employer ID Number)

12890 Hilltop Road, Argyle, TX 76226

(Address of principal executive offices)

(972) 233-0300

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                       Large accelerated filer                          Accelerated filer

                       Non-accelerated filer                            Smaller reporting company       X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   YES    X       NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:     October 28, 2008: 900,036

Transitional Small Business Disclosure Format (check one):     YES            NO      X

SMSA El Paso 1 Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2008

Part I

Item 1 - Financial Statements

SMSA El Paso 1 Acquisition Corp.

(a development stage company)

Balance Sheets

September 30, 2008 and December 31, 2007

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash on hand and in bank	$--	$--
Due from controlling shareholder	--	1,000
Total Assets	$--	$1,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$--	$--
Working capital advances from controlling stockholder	20,356	--
Total Liabilities	20,356	--
Commitments and Contingencies
Stockholders' deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
100,000,000 shares authorized.
500,016 shares issued and outstanding	500	500
Additional paid-in capital	500	500
Deficit accumulated during the development stage	(21,356)	--
Total Stockholders' Equity (Deficit)	(21,356)	1,000
Total Liabilities and Stockholders’ Equity (Deficit)	$--	$1,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

SMSA El Paso 1 Acquisition Corp.

(a development stage company)

Statement of Operations and Comprehensive Loss

Six and Three months ended September 30, 2008 and

Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2007 and

Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2008

(Unaudited)

			Period from	Period from
			August 1, 2007	August 1, 2007
			(date of	(date of
			bankruptcy	bankruptcy
	Nine months	Three months	settlement)	settlement)
	ended	ended	through	through
	September 30,	September 30,	September 30,	September 30,
	2008	2008	2007	2008
Revenues	$--	$--	$--	$--
Operating expenses
Reorganization costs	4,690	--	--	8,053
Legal and professional fees	13,303	1,870	--	13,303
Total operating expenses	17,993	1,870	--	21,356
Loss from operations	(17,993)	(1,870)	--	(21,356)
Provision for income taxes	--	--	--	--
Net loss	(17,993)	(1,870)	--	(21,356)
Other comprehensive income	--	--	--	--
Comprehensive loss	$(17,993)	$(1,870)	$--	$(21,356)
Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.04)	nil	nil	$(0.04)
Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	500,016	500,016	500,016	500,016

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

SMSA El Paso 1 Acquisition Corp.

(a development stage company)

Statement of Cash Flows

Nine months ended September 30, 2008 and

Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2007 and

Period from August 1, 2007(date of bankruptcy settlement) through September 30, 2008

(Unaudited)

		Period from	Period from
		August 1, 2007	August 1, 2007
		(date of	(date of
		bankruptcy	bankruptcy
	Nine months	settlement)	settlement)
	ended	through	through
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss for the period	$(17,993)	$--	$(21,356)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase in accounts payable-trade	--	--	--
Net cash used in operating activities	(17,993)	--	(21,356)
Cash Flows from Investing Activities	--	--	--
Cash Flows from Financing Activities
Cash funded from bankruptcy trust	--	1,000	1,000
Working capital advances from (to) majority stockholder	17,993	(1,000)	20,356
Net cash provided by financing activities	17,993	--	21,356
Increase in Cash	--	--	--
Cash at beginning of period	--	--	--
Cash at end of period	$--	$--	$--
Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid during the period	$--	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

SMSA El Paso 1 Acquisition Corp.

(a development stage company)

Notes to Financial Statements

September 30, 2008 and 2007

Note A - Background and Description of Business

SMSA El Paso I Acquisition Corp. (Company) was organized on September 26, 2007 as a Nevada corporation to effect the reincorporation of Senior Management Services of El Paso Sunset, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Statement of Financial Accounting Standard No. 7, as amended and a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

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

All assets, liabilities and other claims against the Company and it’s affiliated entities were combined for the purpose of distribution of funds to creditors. Each of the entities otherwise remained separate corporate entities. From the commencement of the bankruptcy proceedings through August 1, 2007 (the effective date of the plan of reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

SMSA El Paso 1 Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2008 and 2007

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

The First Amended, Modified Chapter 11 Plan, (the Plan) as presented by SMS Companies and their creditors was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on August 1, 2007. The Plan, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor’s trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

The cancellation of all existing shares at the date of the bankruptcy filing and the issuance of “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders. Accordingly, per American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the Company adopted “fresh-start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value. As of August 1, 2007, by virtue of the Plan, the only asset of the Company was approximately $1,000 in cash due from the Bankruptcy Estate.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

SMSA El Paso 1 Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2008 and 2007

Note C - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Registration Statement on Form 10 containing the Company’s financial statements for the year ended December 31, 2007. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2008.

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s majority stockholder maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company’s business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

SMSA El Paso 1 Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2008 and 2007

Note D - Going Concern Uncertainty - Continued

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

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note E - Summary of Significant Accounting Policies

1.     Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.    Reorganization costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.

3.     Income taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2008 and 2007, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of September 30, 2008 and 2007, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.     Income (Loss) per share

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

September 30, 2008 and 2007

Note E - Summary of Significant Accounting Policies - Continued

4.     Income (Loss) per share - continued

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of September 30, 2008 and 2007, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note G - Income Taxes

The components of income tax (benefit) expense for the nine month period ended September 30, 2008, the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2007 and for the period from August 1, 2007(date of bankruptcy settlement) through September 30, 2008 is as follows:

		Period from	Period from
		August 1, 2007	August 1, 2007
	Nine months	(date of bankruptcy	(date of bankruptcy
	ended	settlement) through	settlement) through
	September 30,	September 30,	September 30,
	2008	2007	2008
Federal:
Current	$--	$--	$--
Deferred	--	--	--
State:
Current	--	--	--
Deferred	--	--	--
Total	$--	$--	$--

SMSA El Paso 1 Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2008 and 2007

Note G - Income Taxes - Continued

As of September 30, 2008, the Company had a net operating loss carryforward of approximately $21,300 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for the nine months ended September 30, 2008, the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2007 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2008 differs from the statutory rate of 34% as follows:

		Period from	Period from
		August 1, 2007	August 1, 2007
	Nine months	(date of bankruptcy	(date of bankruptcy
	ended	settlement) through	settlement) through
	September 30,	September 30,	September 30,
	2008	2007	2008
Statutory rate applied to income before income taxes	$(6,100)	$--	$(7,300)
Increase (decrease) in income taxes resulting from:
State income taxes	--	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	6,100	--	7,300
Income tax expense	$--	$--	$--

The Company’s only temporary differences as of September 30, 2008 relate to the Company’s net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of September 30, 2008 is nominal and not material to the accompanying financial statements.

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

Based upon the calculations provided by the Creditor’s Trustee, the Company issued an aggregate 500,016 shares of the Company’s “new” common stock to all unsecured creditors and the controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

Effective September 26, 2007, HFG transferred its 400,000 Plan Shares to Halter Financial Investments, L.P. (HFI), a Texas limited partnership controlled by Timothy P. Halter, who is also the controlling officer of HFG.

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All assets, liabilities and other claims against the Company and it’s affiliated entities were combined for the purpose of distribution of funds to creditors. Each of the entities otherwise remained separate corporate entities. From the commencement of the bankruptcy proceedings through August 1, 2007 (the effective date of the plan of reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

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

The First Amended, Modified Chapter 11 Plan, (the Plan) as presented by SMS Companies and their creditors was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on August 1, 2007. The Plan, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor’s trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

The cancellation of all existing shares at the date of the bankruptcy filing and the issuance of “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders. Accordingly, per American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the Company adopted “fresh-start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value. As of August 1, 2007, by virtue of the Plan, the only asset of the Company was approximately $1,000 in cash due from the Bankruptcy Estate.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Statement of Financial Accounting Standard No. 7, as amended and a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

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

(3) Plan of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2008 or for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2007.

General and administrative expenses for the nine and three month periods ended September 30, 2008 have been directly related to the court mandated reorganization of the Company in accordance with the August 2007 affirmation of the Company’s Plan of Reorganization, maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective nine and three month periods ended September 30, 2008 were $(0.04) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At September 30, 2008 and 2007, the Company had working capital of approximately $(20,356) and $(1,000).

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

(1)

will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2)

will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3)	will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(5)     Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 4 - Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)     Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMSA El Paso 1 Acquisition Corp.
Dated: October 28, 2008	/s/ Richard Crimmins
Richard Crimmins
President, Chief Executive Officer,
Chief Financial Officer and Sole Director