Form 10-K
period 2008-12-31
LATIN AMERICAN VENTURES, INC.
filed 2009-01-20
CIK 1427714

     UNITED STATES

     SECURITIES AND EXCHANGE COMMISSION
     Washington, DC 20549

     Form 10-K

(Mark one)

[X]     Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2008

[ ]     Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the transition period from ______________ to _____________

     Commission File Number: 000-53132

     Latin America Ventures, Inc.
     (Exact Name of Registrant as Specified in Its Charter)

Nevada	26-1516355
(State of Incorporation)	(I. R. S. Employer ID Number)

     5521 Riviera Drive, Coral Gables, Florida 33146
     (Address of Principal Executive Offices)

     (305) 799-9094
     (Registrant’s Telephone Number)

     Securities registered pursuant to Section 12 (b) of the Act - None
     Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes [ ]          No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

    Yes [ ]          No [ X ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
 Yes [ X ]          No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 15, 2009 was approximately $ -0- based upon 100,016 shares held by non-affiliates and a closing market price of $0.00 per share on January 15, 2009.

As of January 15, 2009, there were 2,000,016 shares of Common Stock issued and outstanding.

     Latin America Ventures, Inc.

     Index to Contents

               Page Number

Part I

Item 1	Business	3
Item 1A	Risk Factors	6
Item 2	Properties	9
Item 3	Legal Proceedings	9
Item 4	Submission of Matters to a Vote of Security Holders	9

Part II

Item 5	Market for Registrant’s Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	9
Item 6	Selected Financial Data	11
Item 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	14
Item 8	Financial Statements and Supplementary Data	F-1
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	14
Item 9A	Controls and Procedures	14

Part III

Item 10	Directors, Executive Officers and Corporate Governance	15
Item 11	Executive Compensation	17
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	18
Item 13	Certain Relationships and Related Transactions, and Director Independence	19
Item 14	Principal Accountant Fees and Services	19

Part IV

Item 15	Exhibits and Financial Statement Schedules	20

Signatures		34

     Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     PART I

Item 1 - Business

General

SMSA El Paso I Acquisition Corp. (Company) was organized on September 26, 2007 as a Nevada corporation to effect the reincorporation of Senior Management Services of El Paso Sunset, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

On November 18, 2008, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Latin America Ventures, Inc., a Nevada corporation (“LAV”), and all of the stockholders of LAV. Pursuant to the Share Exchange Agreement, the stockholders of LAV transferred 100% of the issued and outstanding shares of the capital stock of LAV to the Company in exchange for 1,500,000 newly issued shares of our common stock that, in the aggregate, constituted approximately 75% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 2,000,016 shares of our common stock are currently issued and outstanding.

LAV was organized on September 15, 2008 as a Nevada corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets by combining with us through a reverse merger or acquisition transaction.

Effective December 30, 2008, the Company entered into an agreement and plan of merger with LAV pursuant to which LAV was merged with and into the Company, with the Company continuing as the surviving corporation. In connection with the merger, the name of the Company was changed to LAV. The parent-subsidiary merger and name change were effected pursuant to the Articles of Merger and Plan of Merger that were filed with the Nevada Secretary of State and became effective on December 30, 2008.

History

On January 17, 2007, Senior Management Services of El Paso Sunset, Inc. and its affiliated companies (SMS Companies) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. During the three years prior to filing the reorganization petition, SMS Companies operated a chain of skilled nursing homes in Texas, which prior to the bankruptcy proceedings consisted of 14 nursing facilities, ranging in size from approximately 114 beds to 325 beds. In the aggregate, SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees. A significant portion of the SMS Companies cash flow was provided by patients covered by Medicare and Medicaid. The SMS Companies facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients. The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas. In 2005, SMS Companies obtained a secured credit facility from a financial institution. The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million which was utilized for working capital and to finance the purchase of the real property on which two of its nursing care facilities operated. By late 2006, SMS Companies were in an "overadvance" position, whereby the amount of funds by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility.

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

The First Amended, Modified Chapter 11 Plan, (the Plan) as presented by SMS Companies and their creditors was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on August 1, 2007. The Plan, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan, attach to the creditor’s trust. Specific injunctions prohibited any of these claims from being asserted against the Company prior to the contemplated reverse merger.

As of August 1, 2007, by virtue of the Plan, the only asset of the Company was approximately $1,000 in cash due from the bankruptcy estate, which was subsequently transferred to our controlling stockholder and applied against certain working capital advances used to capitalize the reorganized entity and facilitate the reverse acquisition transaction between the Company and LAV.

We were subject to the jurisdiction of the bankruptcy court until we consummated the exchange transaction with LAV in November 2008. As we timely consummated a merger or acquisition with a qualifying entity, we filed a certificate of compliance with the bankruptcy court which stated that the requirements of the Plan had been met, resulting in the discharge to be deemed granted. Thereafter, the post discharge injunction provisions set forth in the Plan and the confirmation order became effective.

Business Plan

Our current business plan is to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

We have no capital and must depend on Pierre Galoppi, our sole officer and director and controlling stockholder, to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

Pierre Galoppi, our sole officer and director, will be primarily responsible for investigating combination opportunities. However, we believe that business opportunities may also come to our attention from various sources, including professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

No direct discussions regarding the possibility of a combination are currently ongoing and we can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

We do not propose to restrict our search for a candidate to any particular industry, and therefore, we are unable to predict the nature of our future business operations. Our management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any Latin America based entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is anticipated that an amount of common stock constituting control of us would be issued by us.

We do not foresee that we will enter into a merger or acquisition transaction with any business with which Pierre Galoppi is currently affiliated.

Investigation and Selection of Business Opportunities

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than Pierre Galoppi, our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of Pierre Galoppi, our President and sole director. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

*	Potential for future earnings and appreciation of value of securities;
*	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;
*	Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ.
*	Historical results of operation;
*	Liquidity and availability of capital resources;
*	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
*	Strength and diversity of existing management or management prospects that are scheduled for recruitment;
*	Amount of debt and contingent liabilities; and
*	The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and our dependence on one person, Pierre Galoppi, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months.

Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced to comply with the requirements of a Current Report on Form 8-K to be filed with the Securities and Exchange Commission, or Commission, upon consummation of the business combination.

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A - Risk Factors

The Company’s business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Limited Operating History Makes Potential Difficult to Assess

The Company has limited financial resources and no operating activities. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

There Is No Agreement for a Business Combination and No Minimum Requirements for a Business Combination

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

No Assurance of Success or Profitability

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s outstanding shares will be increased thereby.

Type of Business Acquired

The business to be acquired may wish to avoid effecting its own public offering and the accompanying expense, delays, and uncertainties. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Dependence upon Management; Limited Participation of Management

Because management consists of only one person, while seeking a business combination, Pierre Galoppi, the President of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Galoppi anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Galoppi has not entered into a written employment agreement with the Company and he is not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Galoppi. The loss of the services of Mr. Galoppi would adversely affect development of the Company’s business and its likelihood of continuing operations.

Conflicts of Interest

The Company’s sole officer and director has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through exercise of judgment in a manner which is consistent with his fiduciary duties to the Company.

It is anticipated that the Company’s principal stockholder may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company’s principal stockholder may consider his own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholder may not be afforded the opportunity to approve or consent to a particular transaction.

Possible Need for Additional Financing

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholder. The Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

Dependence Upon Outside Advisors

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company’s officer, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate “penny stocks.” Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Exchange Act. Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the OTC Bulletin Board or the “Pink Sheets”, the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

There May Be a Scarcity of and/or Significant Competition for Business Opportunities and Combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of Latin America based business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

Reporting Requirements May Delay or Preclude Acquisition

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company’s agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

Lack of Market Research or Marketing Organization

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable Change in Control of the Company and/or Management

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company’s authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Possible Dilution of Value of Shares upon Business Combination

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company’s common stock may increase or decrease, perhaps significantly.

Additional Risks—Doing Business in a Foreign Country

As the Company intends to effectuate a business combination with a merger target whose business operations, headquarters, place of formation or primary place of business are located in Latin America, the Company may face the significant additional risks associated with doing business in such region. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the applicable political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Taxation

Tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. The Company intends to structure any business combination so as to minimize the tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of taxes, which may have an adverse effect on both parties to the transaction.

Item 2 - Properties

The Company currently maintains a mailing address at 5521 Riviera Drive, Coral Gables, Florida 33146. The Company’s telephone number there is (305) 799-9094. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has not conducted any meetings of stockholders during the preceding quarter or periods subsequent thereto.

     PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

As of December 31, 2008, there were a total of 2,000,016 shares of our common stock outstanding, held by approximately 480 stockholders of record.

Common Stock

Our authorized capital stock consists of 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Each share of common stock entitles a stockholder to one vote on all matters upon which stockholders are permitted to vote. No stockholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by us, and no stockholder has any right to convert the common stock into other securities. No shares of common stock are subject to redemption or any sinking fund provisions. All the outstanding shares of our common stock are fully paid and non-assessable. Subject to the rights of the holders of the preferred stock, if any, our stockholders of common stock are entitled to dividends when, as and if declared by our board from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to stockholders. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 10,000,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. No shares of our preferred stock are currently outstanding. Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our company.

Provisions Having A Possible Anti-Takeover Effect

Our Articles of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board and in the policies formulated by our board and to discourage certain types of transactions which may involve an actual or threatened change of our control. Our board is authorized to adopt, alter, amend and repeal our Bylaws or to adopt new Bylaws. In addition, our board has the authority, without further action by our stockholders, to issue up to 10 million shares of our preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof The issuance of our preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of delaying, deferring or preventing a change in our control.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value Preferred Stock and no shares are issued and outstanding as of the date of this Report.

Market for Trading and Eligibility for Future Sale

We relied on Section 1145(a)(1) of the Bankruptcy Code to be exempt from the registration requirements of the Securities Act of 1933, as amended, both the offer of the Plan Shares which may have been deemed to have occurred through the solicitation of acceptances of the Plan and the issuance of the Plan Shares pursuant to the Plan. In general, offers and sale of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof, are free to resell such securities without registration under the Securities Act.

There is no active trading market for the Company's common stock as of the date of this filing.

Our common stock is currently eligible to trade on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) using the ticker symbol “SMSQ”.

Restricted Securities

We currently have approximately 1,500,000 shares of common stock which may be considered to meet the definition and requirements of “restricted securities” as defined in Rule 144. We do not intend to issue any additional securities prior to consummating a reverse merger transaction. The securities we issue in a merger transaction will most likely be restricted securities.

Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfies the current public information requirements of the Rule.

Dividends

Dividends, if any, will be contingent upon the Company’s revenues and earnings, if any, and capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company’s Board of Directors. The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends prior to a business combination.

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation. Their address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. Their contact numbers are (469) 633-0101 for voice calls and (469) 633-0088 for fax transmissions. Their website is located at www.stctransfer.com.

Reports to Stockholders

The Company intends to remain compliant with its obligations under the Exchange Act and, therefore, plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm. In the event the Company enters into a business combination with another company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)     Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)     General

SMSA El Paso I Acquisition Corp. (Company) was organized on September 26, 2007 as a Nevada corporation to effect the reincorporation of Senior Management Services of El Paso Sunset, Inc., a Texas corporation, mandated by the Plan.

On November 18, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with LAV and all of the stockholders of LAV. Pursuant to the Share Exchange Agreement, the stockholders of LAV transferred 100% of the issued and outstanding shares of the capital stock of LAV to the Company in exchange for 1,500,000 newly issued shares of our common stock that, in the aggregate, constituted approximately 75% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 2,000,016 shares of our common stock are currently issued and outstanding.

LAV was organized on September 15, 2008 as a Nevada corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets by combining with us through a reverse merger or acquisition transaction.

Effective December 30, 2008, the Company entered into an agreement and plan of merger with LAV pursuant to which LAV was merged with and into the Company with the Company continuing as the surviving corporation. In connection with the merger, the name of the Company was changed to Latin America Ventures, Inc. The parent-subsidiary merger and name change were effected pursuant to the Articles of Merger and Plan of Merger that were filed with the Nevada Secretary of State and became effective on December 30, 2008.

(3)     Results of Operations

The Company had no revenue for the year ended December 31, 2008.

General and administrative expenses for the period from September 15, 2008 (date of inception) through December 31, 2008 were approximately $2,450, relating to the Company’s requirement to file periodic reports pursuant to the Exchange Act and maintaining the corporate entity. Further, the Company expended approximately $800 for fees and charges related to the incorporation and/or reorganization of the corporate entity pursuant to the Plan of Reorganization and the formation of and merger with LAV.

It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements. Earnings per share for the period ended December 31, 2008 was approximately $-0-, based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)     Plan of Business

General

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities located in Latin America which desire to seek the perceived advantages of a Exchange Act registered corporation. As of the date of this report, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company’s officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company’s management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company’s ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company’s common stock will become worthless and holders of the Company’s common stock will receive a nominal distribution, if any, upon the Company’s liquidation and dissolution.

Management

The Company is a shell corporation, and currently has no full-time employees. Pierre Galoppi is the Company’s sole officer, director, and controlling stockholder. All references herein to management of the Company are to Mr. Galoppi. Mr. Galoppi, as President of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Galoppi and the potential demands of the Company’s activities.

The amount of time spent by Mr. Galoppi on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Galoppi will actually be required to spend to locate a suitable target company. Mr. Galoppi estimates that the business plan of the Company can be implemented by devoting less than 5 hours per month but such figure cannot be stated with precision.

(5)     Liquidity and Capital Resources

At December 31, 2008, the Company had working capital of approximately $(1,200).

The Company has no operating history, limited cash on hand, no assets and a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company’s business plan is to seek an acquisition or merger with a private operating company located in Latin America which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company’s majority stockholder intends to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.

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

The Company’s need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

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

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

--Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

--Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Pierre Galoppi	46	President, Chief Executive Officer
		Chief Financial Officer and Director

The director named above will serve until the next annual meeting of the Company’s stockholders or until any successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs.

The sole director and officer will devote his time to the Company’s affairs on an as needed basis. There are no agreements or understandings for the officer or director to resign at the request of another person, and he is not acting on behalf of, and will not act at the direction of, any other person.

Biographical Information

Pierre Galoppi became our Chairmen, President, Chief Financial Officer and Secretary on November 18, 2008 and is responsible for the Company’s overall operations.

Mr. Galoppi graduated from Concordia University in Montreal, Canada. He holds both a Bachelors Degree in commerce and a Masters of Business Administration. He is fluent in five languages including English, Spanish, Italian, French and Portuguese. From 1992-1994, Mr. Galoppi was the founder and managing director of Automated Travel Enterprises. Additionally, he served as the Chief Operating Officer and Chief Financial Officer of Gulfstream International Airlines from 1994-2000. In 2001, Mr. Galoppi founded PWG Trading Corporation and served as the president until 2006. Since then, Mr. Galoppi has worked as the founder and president of 1st PMG Capital Corporation, a company dedicated to providing consulting services in the areas of regional aviation and financial services.

Indemnification of Officers and Directors.

We have the authority under the Nevada General Corporation Law to indemnify our directors and officers to the extent provided for in such statute. Set forth below is a discussion of Nevada law regarding indemnification which we believe discloses the material aspects of such law on this subject. The Nevada law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

*	conducted himself in good faith;
*	reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and
*	in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

 A corporation may indemnify a person under the Nevada law against judgments, penalties, including excise and similar taxes, fines, settlement, unreasonable expenses actually incurred by the person in connection with the proceeding. If the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification is limited to reasonable expenses actually incurred by the person in connection with the proceeding, and shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation. The corporation may also pay or reimburse expenses incurred by a person in connection with his appearance as witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

Our Articles of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors' capacity as a director; provided, however, that the liability of such director is not limited to the extent that such director is found liable for (a) a breach of the directors' duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, (c) a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director's office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law. Limitations on liability provided for in our Articles of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive officers and directors. The inclusion of these provisions in our Articles of Incorporation may have the effect of reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of case, even though such an action, if successful, might otherwise have benefitted us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by Nevada General Corporation Law and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2008, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Conflicts of Interest

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officer’s other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company’s officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company’s other stockholders. In making any such sale, the Company’s sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company’s other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company’s directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company’s current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company’s current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company’s current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

     (1)     No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of  traffic violations or is subject to any pending criminal proceeding.

     (2)     No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

     (3)     No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

     (4)     No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Item 11 - Executive Compensation

The current management and oversight of the Company requires less than four (4) hours per month. As the Company’s sole officer and director is engaged in other full-time income producing activities, the Company’s sole officer or director has received any compensation from the Company. In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s). See Certain Relationships and Related Transactions.

     SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pierre Galoppi, Principal Executive Officer	2008 2007 2006	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

Richard Crimmins Former Executive Officer	2008 2007 2006	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name and address	Number of Shares	Percentage (2)

Pierre Galoppi
5521 Riviera Drive
Coral Gables, FL 33146	1,500,000	75.0%

Halter Financial Investments, L.P. (3)
174 FM 1830
Argyle, TX 76226	400,000	20.0%

Directors and officers as a group	1,500,000	75.0%
(1 person)

________________________________

(1)     On January 12, 2009, there were 2,000,016 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants. Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.(2)     In determining the percent of voting stock owned by a person on December 31, 2008 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (I) the 2,000,016 shares of common stock outstanding on December 31, 2008, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(3)     Halter Financial Investments, L.P., is a Texas limited partnership (“HFI”); TPH Capital, L.P. is a limited partner of HFI, and Timothy P. Halter is the sole member of TPH Capital GP, LLC, which is the sole general partner of TPH, L.P.; Bellfield Capital Partners, L.P. is a limited partner of HFI, and David Brigante is the sole member of Bellfield Capital Management, LLC, which is the sole general partner of Bellfield Capital Partners, L.P.; Colhurst Capital, L.P. is a limited partner of HFI, and George Diamond is the sole member of Colhurst Capital GP, LLC, which is the sole general partner of Colhurst Capital, L.P.; Rivergreen Capital, LLC is a limited partner of HFI, and Marat Rosenberg is the sole member.

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

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions between us and any of our directors, officers and principal stockholders.

The Company currently maintains a mailing address at 5521 Riviera Drive, Coral Gables, Florida 33146. The Company’s telephone number there is (305) 799-9094. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2008	2007

1. Audit fees	$5,750	$--
2. Audit-related fees	--	--
3. Tax fees	200	--
4. All other fees	--	--

Totals	$5,950	$--

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with S. W. Hatfield, CPA maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee. However, the entire Board of Directors (Board) is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits, Financial Statement Schedules

2.1          First Amended, Modified Chapter 11 Plan Proposed by Debtors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Senior Management Services of Treemont, Inc., et. al., Debtors, Case No. 07-30230, Jointly Administered, dated August 1, 2007. (*)

2.2          Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007. (*)

2.3          Share Exchange Agreement, dated November 18, 2008, among the Company, LAV and its stockholders. (#)

3.1          Agreement and Plan of Merger by and between Senior Management Services of El Paso Sunset, Inc. and SMSA El Paso I Acquisition Corp. dated September 26, 2007. (*)

3.2          Articles of Merger as filed with the Secretary of State of the State of Nevada on October 1, 2007. (*)

3.3          Articles of Merger as filed with the Secretary of State of the State of Texas on October 1, 2007. (*)

3.4          Articles of Incorporation of SMSA El Paso I Acquisition Corp. (*)

3.5          Bylaws of SMSA El Paso I Acquisition Corp. (*)

3.6          Articles of Merger and Plan of Merger between SMSA El Paso 1 Acquisition Corp. and Latin America Ventures, Inc., effective December 30, 2008. (^)

4.1          Form of common stock certificate. (*)

31.1          Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1          Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(*)          Incorporated herein by reference to the Company's Registration Statement on Form 10 filed with the SEC on March 12, 2008.

(#)          Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2008.

(^)          Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2009.

     (Remainder of this page left blank intentionally)

     (Financial statements follow on next page)

     Latin America Ventures, Inc.

     (formerly SMSA El Paso 1 Acquisition Corp.)
     (a development stage company)

     Contents

                                             Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheet
as of December 31, 2008	F-3

Statement of Operations and Comprehensive Loss
for the period from September 15, 2008 (date of incorporation)
through December 31, 2008	F-4

Statement of Changes in Stockholders' Equity
for the period from September 15, 2008 (date of incorporation)
through December 31, 2008	F-5

Statement of Cash Flows
for the period from September 15, 2008 (date of incorporation)
through December 31, 2008	F-6

Notes to Financial Statements	F-7

     LETTERHEAD OF S. W. HATFIELD, CPA

     REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Latin America Ventures, Inc.
     (formerly SMSA El Paso 1 Acquisition Corp.)

We have audited the accompanying balance sheet of Latin America Ventures, Inc. (formerly SMSA El Paso 1 Acquisition Corp.) (a Nevada corporation and a development stage company) as of December 31, 2008 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the period from September 15, 2008 (date of incorporation) through December 31, 2008. These financial statements are the sole responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Latin America Ventures, Inc. (formerly SMSA El Paso 1 Acquisition Corp.) (a Nevada corporation and a development stage company) as of December 31, 2008 and the results of its operations and cash flows for the period from September 15, 2008 (date of incorporation) through December 31, 2008, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                          /s/ S. W. Hatfield, CPA
                         S. W. HATFIELD, CPA

Dallas, Texas
January 12, 2009

     Latin America Ventures, Inc.

     (formerly SMSA El Paso 1 Acquisition Corp.)
     (a development stage company)
     Balance Sheet
     December 31, 2008

December 31,
2008
ASSETS
Current Assets
Cash on hand and in bank	$3,405
Due from controlling shareholder	--
Total Assets	$3,405
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$1,559
Accrued interest payable	76
Note payable to controlling stockholder	3,000

Total Current Liabilities	4,635

Total Liabilities	4,635

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--
Common stock - $0.001 par value.
100,000,000 shares authorized.
2,000,016 shares issued and outstanding	2,000
Additional paid-in capital	--
Deficit accumulated during the development stage	(3,230)

Total Stockholders' Equity (Deficit)	(1,230)

Total Liabilities and
Stockholders’ Equity (Deficit)	$3,405

The accompanying notes are an integral part of these financial statements.

     Latin America Ventures, Inc.
     (formerly SMSA El Paso 1 Acquisition Corp.)
     (a development stage company)
     Statement of Operations and Comprehensive Loss
     Period from September 15, 2008 (date of incorporation) through December 31, 2008

Period from
September 15, 2008
(date of incorporation)
through
December 31, 2008

Revenues	$--

Operating expenses
Formation & incorporation costs	778
Legal and professional fees	1,430
Other general and administrative fees	946

Loss from operations	(3,154)

Other income (expense)
Interest expense	(76)

Loss before provision for income taxes	(3,230)

Provision for income taxes	--

Net loss	(3,230)

Other comprehensive income	--

Comprehensive loss	$(3,230)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	nil

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	2,000,016

The accompanying notes are an integral part of these financial statements.

     Latin America Ventures, Inc.
     (formerly SMSA El Paso 1 Acquisition Corp.)
     (a development stage company)
     Statement of Changes in Stockholders’ Equity (Deficit)
     Period from September 15, 2008 (date of incorporation) through December 31, 2008

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total

Stock issued through bankruptcy
settlement on August 1, 2007	500,016	$500	$500	$--	$1,000
Initial capitalization of Latin
America Ventures, Inc.	10,000	10	90	--	100
Effect of reverse merger with
Latin America Ventures, Inc.	1,490,000	1,490	(1,490)	--	--
Net contributed capital contributed
by controlling shareholders	--	--	900	--	900

Balances after effect of
acquisition and merger
transactions	2,000,016	2,000	--	--	2,000

Net loss for the period	--	--	--	(3,230)	(3,230)

Balances at December 31, 2008	2,000,016	$2,000	$--	$(3,230)	$(1,230)

The accompanying notes are an integral part of these financial statements.

     Latin America Ventures, Inc.
     (formerly SMSA El Paso 1 Acquisition Corp.)
     (a development stage company)
     Statement of Cash Flows
     Period from September 15, 2008 (date of incorporation) through December 31, 2008

Period from
September 15, 2008
(date of incorporation)
through
December 31, 2008
Cash Flows from Operating Activities
Net loss for the period	$(3,230)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase (Decrease) in
Accounts payable-trade	1,559
Accrued interest payable	76

Net cash used in operating activities	(1,595)

Cash Flows from Investing Activities	--

Cash Flows from Financing Activities
Cash from sale of common stock	100
Working capital advances from majority stockholder	4,900

Net cash provided by financing activities	5,000

Increase in Cash	3,405

Cash at beginning of period	--

Cash at end of period	$3,405

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--
Income taxes paid during the period	$--

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Working capital advance from controlling stockholder
forgiven as additional contributed capital	$1,900

The accompanying notes are an integral part of these financial statements.

     Latin America Ventures, Inc.

     (formerly SMSA El Paso 1 Acquisition Corp.)
     (a development stage company)
     Notes to Financial Statements
     December 31, 2008

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

On November 18, 2008, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Latin America Ventures, Inc., a Nevada corporation (“LAV”), and all of the shareholders of LAV. Pursuant to the Share Exchange Agreement, the stockholders of LAV transferred 100% of the issued and outstanding shares of the capital stock of LAV in exchange for 1,500,000 newly issued shares of our common stock that, in the aggregate, constituted approximately 75% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 2,000,016 shares of our common stock are currently issued and outstanding.

Latin America Ventures, Inc. (Company) was organized on September 15, 2008 as a Nevada corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company with access to United States capital markets by combining with us through a reverse merger or acquisition transaction.

Effective December 30, 2008, the Company entered into an agreement and plan of merger with its wholly-owned subsidiary, Latin America Ventures, Inc. (the “Subsidiary”) pursuant to which the Subsidiary was merged with and into the Parent and the Parent continued as the surviving corporation. In connection with the merger, the name of the Parent was changed to Latin America Ventures, Inc. The parent-subsidiary merger and name change were effected pursuant to the Articles of Merger and Plan of Merger that were filed with the Nevada Secretary of State and became effective on December 30, 2008.

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

     Latin America Ventures, Inc.
     (formerly SMSA El Paso 1 Acquisition Corp.)
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2008

Note B - Bankruptcy Action - Continued

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

We were subject to the jurisdiction of the bankruptcy court until we consummated the merger or acquisition transaction with Latin America Ventures, Inc. in November 2008. As we timely consummated a merger or acquisition with a qualifying entity which is engaged in business, we filed a certificate of compliance with the bankruptcy court which stated that the requirements of the Plan have been met, resulting in the discharge to be deemed granted. Thereafter, the post discharge injunction provisions set forth in the Plan and the confirmation order became effective.

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

Note C - Preparation of Financial Statements

The acquisition of Latin America Ventures, Inc. on November 18, 2008 by the Company effected a change in control and was accounted for as a “reverse acquisition” whereby Latin America Ventures, Inc. is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the November 18, 2008 “reverse acquisition” transaction, the historical financial statements of the Company reflect the financial statements of Latin America Ventures, Inc. since its inception and the operations of the Company subsequent to November 18, 2008.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has established a year-end for accounting purposes of December 31.

     Latin America Ventures, Inc.
     (formerly SMSA El Paso 1 Acquisition Corp.)
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2008

Note C - Preparation of Financial Statements - Continued

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

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

Note D - Going Concern Uncertainty

The Company has no operating history, limited cash on hand, no assets and a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company’s business plan is to seek an acquisition or merger with a private operating company located in Latin America which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

     Latin America Ventures, Inc.
     (formerly SMSA El Paso 1 Acquisition Corp.)
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2008

Note D - Going Concern Uncertainty - Continued

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company’s majority stockholder intends to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.

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

2.    Organization and Formation costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all costs incurred with the incorporation and organization of the Company were charged to operations as incurred.

3.     Income taxes

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of December 31, 2008, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     Latin America Ventures, Inc.
     (formerly SMSA El Paso 1 Acquisition Corp.)
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2008

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

As of December 31, 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.     Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

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

Note G - Loans from Stockholder/Officer

The Company and it’s controlling stockholder, Pierre Galoppi, have agreed that additional funds were initially necessary for the future support of the corporate entity and to initiate the Company’s business plan. To this end, Mr. Galoppi has advanced approximately $4,900 to support the Company and its efforts. This note is due upon demand, is unsecured and bears interest at 6.0% per annum.

On December 30, 2008, concurrent with the merger of the Company and its wholly-owned subsidiary, Latin America Ventures, Inc., Mr. Galoppi forgave approximately $1,900 of the initial advance as contributed capital to facilitate the merger and appropriately account for the par value of the issued and outstanding shares of the Company’s common stock.

     (Remainder of this page left blank intentionally)

     Latin America Ventures, Inc.
     (formerly SMSA El Paso 1 Acquisition Corp.)
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2008

Note H - Income Taxes

The components of income tax (benefit) expense for the period from September 15, 2008 (date of incorporation) through December 31, 2008 is as follows:

Period from
September 15, 2008
(date of incorporation)
through
December 31, 2008

Federal:
Current	$ --
Deferred	--
--

State:
Current	--
Deferred	--
--

Total	$ --

As of December 31, 2008, the Company had a net operating loss carryforward of approximately $3,200 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for the period from September 15, 2008 (date of incorporation) through December 31, 2008 is as follows:

Period from
September 15, 2008
(date of incorporation)
through
December 31, 2008

Statutory rate applied to
income before income taxes	$ (1,100)
Increase (decrease) in income
taxes resulting from:
State income taxes	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	1,100

Income tax expense	$ --

The Company’s only temporary differences as of December 31, 2008 relate to the Company’s net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of December 31, 2008 is nominal and not material to the accompanying financial statements.

Note I - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company, based upon the calculations provided by the Creditor’s Trustee, the Company issued an aggregate 500,016 shares of the Company’s “new” common stock to all unsecured creditors and the controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

     Latin America Ventures, Inc.
     (formerly SMSA El Paso 1 Acquisition Corp.)
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2008

Note I - Capital Stock Transactions - Continued

On November 18, 2008, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Latin America Ventures, Inc., a Nevada corporation (“LAV”), and all of the shareholders of LAV. Pursuant to the Share Exchange Agreement, the stockholders of LAV transferred 100% of the issued and outstanding shares of the capital stock of LAV in exchange for 1,500,000 newly issued shares of our common stock that, in the aggregate, constituted approximately 75% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 2,000,016 shares of our common stock are currently issued and outstanding.

     (Remainder of this page left blank intentionally)

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATIN AMERICA VENTURES, INC.

Dated: January 20, 2009	/s/ Pierre Galoppi
Pierre Galoppi
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

LATIN AMERICA VENTURES, INC.

Dated: January 20, 2009	/s/ Pierre Galoppi
Pierre Galoppi
President, Chief Executive Officer
Chief Financial Officer and Director