Form 10-Q
period 2009-03-31
LATIN AMERICAN VENTURES, INC.
filed 2009-04-16
CIK 1427714

     UNITED STATES

     SECURITIES AND EXCHANGE COMMISSION
     Washington, DC 20549

     Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

     Commission File Number: 0-53132

     Latin American Ventures, Inc.
     (Exact name of registrant as specified in its charter)

Nevada	26-1516355
(State of incorporation)	(IRS Employer ID Number)

5521 Riviera Drive, Coral Gables, Florida 33146
(Address of principal executive offices)

(305) 799-9094
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

     YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:     April 10, 2009: 2,000,016

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

     Latin America Ventures, Inc.

     Form 10-Q for the Quarter ended March 31, 2009

Part I

Item 1 - Financial Statements

     Latin America Ventures, Inc.

     (a development stage company)
     Balance Sheets
     March 31, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$924	$3,405
Due from controlling shareholder	--	--

Total Assets	$924	$3,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$2,155	$1,559
Accrued interest payable	139	76
Note payable to controlling stockholder	6,000	3,000

Total Current Liabilities	8,294	4,635

Total Liabilities	8,294	4,635

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
100,000,000 shares authorized.
2,000,016 shares issued and outstanding	2,000	2,000
Additional paid-in capital	--	--
Deficit accumulated during the development stage	(9,370)	(3,230)

Total Stockholders' Equity (Deficit)	(7,370)	(1,230)

Total Liabilities and
Stockholders’ Equity (Deficit)	$924	$3,405

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
     The accompanying notes are an integral part of these financial statements.

     Latin America Ventures, Inc.
     (a development stage company)
     Statement of Operations and Comprehensive Loss
     Three months ended March 31, 2009 and
     Period from September 15, 2008 (date of incorporation) through March 31, 2009

     (Unaudited)

		Period from
		September 15, 2008
	Three months	(date of incorporation)
	ended	through
	March 31, 2009	March 31, 2009

Revenues	$-	$-

Operating expenses
Formation & incorporation costs	--	778
Legal and professional fees	3,755	5,185
Other general and administrative fees	2,322	3,268

Total operating expenses	6,077	9,231

Loss from operations	(6,077)	(9,231)

Other income (expense)
Interest expense	(63)	(139)

Loss before provision for income taxes	(6,140)	(9,370)

Provision for income taxes	--	--

Net loss	(6,140)	(9,370)

Other comprehensive income	--	--

Comprehensive loss	$(6,140)	$(9,370)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	nil	nil
Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	2,000,016	2,000,016

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
     The accompanying notes are an integral part of these financial statements.

Latin America Ventures, Inc.
     (a development stage company)
     Statement of Cash Flows
     Three months ended March 31 2009 and
     Period from September 15, 2008 (date of incorporation) through March 31, 2009

     (Unaudited)

		Period from
		September 15, 2008
	Three months	(date of incorporation)
	ended	through
	March 31, 2009	March 31, 2009

Cash Flows from Operating Activities
Net loss for the period	$(6,140)	$(9,370)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase (Decrease) in
Accounts payable-trade	596	2,155
Accrued interest payable	63	139

Net cash used in operating activities	(5,481)	(7,076)

Cash Flows from Investing Activities	--	--

Cash Flows from Financing Activities
Cash from sale of common stock	--	100
Working capital advances from majority stockholder	3,000	7,990

Net cash provided by financing activities	3,000	8,000

Increase in Cash	(2,481)	924

Cash at beginning of period	3,405	--

Cash at end of period	$924	$924

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--
Income taxes paid during the period	$--	$--

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Working capital advance from controlling stockholder
forgiven as additional contributed capital	$--	$1,900

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
     The accompanying notes are an integral part of these financial statements.

     Latin America Ventures, Inc.

     (a development stage company)
     Notes to Financial Statements
     March 31, 2009 and December 31, 2008

Note A - Background and Description of Business

Latin America Ventures, Inc. (Company) was organized on September 26, 2007 as SMSA El Paso 1 Acquisition Corp. under the Laws of the State of Nevada to effect the reincorporation of Senior Management Services of El Paso Sunset, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

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

     (Remainder of this page left blank intentionally)

  Latin America Ventures, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     March 31, 2009 and December 31, 2008

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

 Latin America Ventures, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     March 31, 2009 and December 31, 2008

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

     Latin America Ventures, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     March 31, 2009 and December 31, 2008

Note D - Going Concern Uncertainty - Continued

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

3.     Income taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2009 and December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of March 31, 2009 and December 31, 2008, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

 Latin America Ventures, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     March 31, 2009 and December 31, 2008

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

As of March 31, 2009 and December 31, 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note G - Loans from Stockholder/Officer

The Company and it’s controlling stockholder, Pierre Galoppi, have agreed that additional funds were initially necessary for the future support of the corporate entity and to initiate the Company’s business plan. To this end, Mr. Galoppi has advanced an aggregate of approximately $7,900 to support the Company and its efforts. This note is due upon demand, is unsecured and bears interest at 6.0% per annum.

On December 30, 2008, concurrent with the merger of the Company and its wholly-owned subsidiary, Latin America Ventures, Inc., Mr. Galoppi forgave approximately $1,900 of the initial advance as contributed capital to facilitate the merger and appropriately account for the par value of the issued and outstanding shares of the Company’s common stock.

As of March 31, 2009, the outstanding balance on this loan is approximately $6,000.

     Latin America Ventures, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     March 31, 2009 and December 31, 2008

Note H - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2009 and for the period from September 15, 2008 (date of incorporation) through March 31, 2009 is as follows:

Period from
September 15, 2008
	Three months	(date of incorporation)
	ended	through
	March 31, 2009	March 31, 2009
Federal:
Current	$ --	$ --
Deferred	--	--
	--	--

State:
Current	--	--
Deferred	--	--
	--	--

Total	$ --	$ --

As of March 31, 2009, the Company had a net operating loss carryforward of approximately $9,400 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for the three months ended March 31, 2009 and for the period from September 15, 2008 (date of incorporation) through March 31, 2009 is as follows:

Period from
September 15, 2008
	Three months	(date of incorporation)
	ended	through
	March 31, 2009	March 31, 2009
Statutory rate applied to
income before income taxes	$(2,100)	$(3,200)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	2,100	3,200

Income tax expense	$--	$--

The Company’s only temporary differences as of March 31, 2009 and December 31, 2008, respectively, relate to the Company’s net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of March 31, 2009 and December 31, 2008 is nominal and not material to the accompanying financial statements.

   Latin America Ventures, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     March 31, 2009 and December 31, 2008

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

(2)  Background

Latin America Ventures, Inc. (Company) was organized on September 26, 2007 as SMSA El Paso 1 Acquisition Corp. under the Laws of the State of Nevada to effect the reincorporation of Senior Management Services of El Paso Sunset, Inc., a Texas corporation, as mandated by the plan of reorganization which was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on August 1, 2007.

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

The Company filed a General Form for Registration of Securities Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended, on Form 10 on March 12, 2008. This Registration Statement went effective on May 11, 2008.

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

(3) Plan of Operations

The Company had no revenue for either of the three month period ended March 31, 2009 or for the period from September 15, 2008 (date of incorporation) through March 31, 2009, respectively.

General and administrative expenses for the three month period ended March 31, 2009 and for the period from September 15, 2008 (date of incorporation) through March 31, 2009 were approximately $6,100 and $9,400, respectively, which relate to the Company’s requirement to file periodic reports pursuant to the Exchange Act and maintaining the corporate entity. Included in the cumulative expenditures is approximately$800 for fees and charges related to the incorporation and/or reorganization of the corporate entity pursuant to the Plan of Reorganization and the formation of and merger with LAV.

It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the three months ended March 31, 2009 and for the period from September 15, 2008 (date of incorporation) through March 31, 2009 were approximately $-0- and $-0- based on the weighted-average shares issued and outstanding.

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

(5)     Liquidity and Capital Resources

At March 31, 2009 and December 31, 2008, the Company had working capital of approximately $(7,400) and $(1,200), respectively.

The Company has no operating history, no operating assets, limited cash on hand and a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

(6)     Critical Accounting Policies

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

Item 4 - Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)     Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Latin America Ventures, Inc.

Dated: April 16, 2009	/s/ Pierre Galoppi
Pierre Galoppi
President, Chief Executive Officer
Chief Financial Officer and Director