Form 10-Q
period 2009-06-30
LATIN AMERICA VENTURES, INC.
filed 2009-08-03
CIK 1427714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

     Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

     YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:     August 3, 2009: 2,000,016

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

     Latin America Ventures, Inc.

     Form 10-Q for the Quarter ended June 30, 2009

Part I

Item 1 - Financial Statements

     Latin America Ventures, Inc.

     (a development stage company)
     Balance Sheets
     June 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$274	$3,405

Total Assets	$274	$3,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$10,183	$1,559
Accrued interest payable	229	76
Note payable to controlling stockholder	6,000	3,000

Total Current Liabilities	16,412	4,635

Total Liabilities	16,412	4,635

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
100,000,000 shares authorized.
2,000,016 shares issued and outstanding	2,000	2,000
Additional paid-in capital	--	--
Deficit accumulated during the development stage	(18,138)	(3,230)

Total Stockholders' Equity (Deficit)	(16,138)	(1,230)

Total Liabilities and
Stockholders’ Equity (Deficit)	$274	$3,405

         The financial information presented herein has been prepared by management with out audit by independent certified public accountants.
     The accompanying notes are an integral part of these financial statements.

     Latin America Ventures, Inc.
     (a development stage company)
     Statement of Operations and Comprehensive Loss
     Six and Three months ended June 30, 2009 and
     Period from September 15, 2008 (date of incorporation) through June 30, 2009

     (Unaudited)

			Period from
			September 15, 2008
	Six months	Three months	(date of incorporation)
	ended	ended	through
	June 30, 2009	June 30, 2009	June 30, 2009

Revenues	$--	$--	$--

Operating expenses
Formation & incorporation costs	--	--	778
Legal and professional fees	11,088	7,333	12,518
Other general and administrative fees	3,667	1,345	4,613

Total operating expenses	14,755	8,678	17,909

Loss from operations	(14,755)	(8,678)	(17,909)

Other income (expense)
Interest expense	(153)	(90)	(229)

Loss before provision for income taxes	(14,908)	(8,768)	(18,138)

Provision for income taxes	--	--	--

Net loss	(14,908)	(8,768)	(18,138)

Other comprehensive income	--	--	--

Comprehensive loss	$(14,908)	$(8,768)	$(18,138)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.01)	nil	$(0.01)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	2,000,016	2,000,016	2,000,016

     The financial information presented herein has been prepared by management with out audit by independent certified public accountants.
     The accompanying notes are an integral part of these financial statements.

     Latin America Ventures, Inc.
     (a development stage company)
     Statement of Cash Flows
     Six months ended June 30 2009 and
     Period from September 15, 2008 (date of incorporation) through June 30, 2009

     (Unaudited)

		Period from
		September 15, 2008
	Six months	(date of incorporation)
	ended	through
	June 30, 2009	June 30, 2009
Cash Flows from Operating Activities
Net loss for the period	$(14,908)	$(18,138)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase (Decrease) in
Accounts payable-trade	8,624	10,183
Accrued interest payable	153	229

Net cash used in operating activities	(6,131)	(7,726)

Cash Flows from Investing Activities	--	--

Cash Flows from Financing Activities
Cash from sale of common stock	--	100
Working capital advances from majority stockholder	3,000	7,990

Net cash provided by financing activities	3,000	8,000

Increase in Cash	(3,131)	274

Cash at beginning of period	3,405	--

Cash at end of period	$274	$274

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--
Income taxes paid during the period	$--	$--

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Working capital advance from controlling stockholder
forgiven as additional contributed capital	$--	$1,900

     The financial information presented herein has been prepared by management with out audit by independent certified public accountants.
     The accompanying notes are an integral part of these financial statements.

     Latin America Ventures, Inc.

     (a development stage company)
     Notes to Financial Statements
     June 30, 2009 and December 31, 2008

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
     June 30, 2009 and December 31, 2008

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
     June 30, 2009 and December 31, 2008

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
     June 30, 2009 and December 31, 2008

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

3.     Income taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2009 and December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of June 30, 2009 and December 31, 2008, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

     Latin America Ventures, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     June 30, 2009 and December 31, 2008

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

As of June 30, 2009 and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

As of June 30, 2009, the outstanding balance on this loan is approximately $6,000.

     Latin America Ventures, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     June 30, 2009 and December 31, 2008

Note H - Income Taxes

The components of income tax (benefit) expense for the three months ended June 30, 2009 and for the period from September 15, 2008 (date of incorporation) through June 30, 2009 is as follows:

Period from
September 15, 2008
	Six months	Three months	(date of incorporation)
	ended	ended	through
	June 30, 2009	June 30, 2009	June 30, 2009
Federal:
Current	$ --	$ --	$ --
Deferred	--	--	--
	--	--	--

State:
Current	--	--	--
Deferred	--	--	--
	--	--	--

Total	$ --	$ --	$ --

As of June 30, 2009, the Company had a net operating loss carryforward of approximately $18,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for the six months ended June 30, 2009 and for the period from September 15, 2008 (date of incorporation) through June 30, 2009 is as follows:

Period from
September 15, 2008
	Six months	(date of incorporation)
	ended	through
	June 30, 2009	June 30, 2009
Statutory rate applied to
income before income taxes	$(5,100)	$(6,200)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	5,100	6,200

Income tax expense	$--	$--

     (Balance of this page left blank intentionally)

     Latin America Ventures, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     June 30, 2009 and December 31, 2008

Note H - Income Taxes - Continued

The Company’s only temporary difference as of June 30, 2009 and December 31, 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of June 30, 2009 and December 31, 2008, respectively, the deferred tax asset is as follows:

	June 30,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$6,200	$1,100
Less valuation allowance	(6,200)	(1,100)

Net Deferred Tax Asset	$--	$--

During the six months ended June 30, 2009 and the period December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $5,100 and $1,100.

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

1

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

(3)   Plan of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2009 or for the period from September 15, 2008 (date of incorporation) through June 30, 2009, respectively.

General and administrative expenses for the six month period ended June 30, 2009 and for the period from September 15, 2008 (date of incorporation) through June 30, 2009 were approximately $14,800 and $17,900, respectively, which relate to the Company’s requirement to file periodic reports pursuant to the Exchange Act and maintaining the corporate entity. Included in the cumulative expenditures is approximately $6,000 for fees, charges and legal fees related to the incorporation and/or reorganization of the corporate entity pursuant to the Plan of Reorganization and the formation of and merger with LAV.

It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the six months ended June 30, 2009 and for the period from September 15, 2008 (date of incorporation) through June 30, 2009 were approximately $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding.

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

(5)     Liquidity and Capital Resources

At June 30, 2009 and December 31, 2008, the Company had working capital of approximately $(16,000) and $(1,200), respectively.

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

Item 4 - Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)     Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Latin America Ventures, Inc.

Dated: August 3, 2009	/s/ Pierre Galoppi
Pierre Galoppi
President, Chief Executive Officer
Chief Financial Officer and Director