Form 10-Q
period 2009-09-30
LATIN AMERICA VENTURES, INC.
filed 2009-11-12
CIK 1427714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

     Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

     YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:     November 9, 2009: 4,800,040

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

1

     Latin America Ventures, Inc.

     Form 10-Q for the Quarter ended June 30, 2009

Part I

Item 1 - Financial Statements

Latin America Ventures, Inc.

(a development stage company)

Balance Sheets

September 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$135	$3,405

Total Assets	$135	$3,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$10,183	$1,559
Accrued interest payable	321	76
Note payable to controlling stockholder	4,700	3,000

Total Current Liabilities	15,204	4,635

Total Liabilities	15,204	4,635

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
100,000,000 shares authorized.
4,800,040 shares issued and outstanding	4,800	4,800
Additional paid-in capital	--	(2,800)
Deficit accumulated during the development stage	(19,869)	(3,230)

Total Stockholders' Equity (Deficit)	(15,069)	(1,230)

Total Liabilities and
Stockholders’ Equity (Deficit)	$135	$3,405

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Latin America Ventures, Inc.

(a development stage company)

Statement of Operations and Comprehensive Loss

Nine and Three months ended September 30, 2009 and

Period from September 15, 2008 (date of incorporation) through September 30, 2009

(Unaudited)

			Period from
			September 15, 2008
	Nine months	Three months	(date of incorporation)
	ended	ended	ended
	September 30,	September 30,	September 30,
	2009	2009	2009

Revenues	$--	$--	$--

Operating expenses
Formation & incorporation costs	--	--	778
Legal and professional fees	12,088	1,000	13,518
Other general and administrative fees	4,306	638	5,252

Total operating expenses	16,394	1,638	19,548

Loss from operations	(16,394)	(1,638)	(19,548)

Other income (expense)
Interest expense	(245)	(106)	(321)

Loss before provision for income taxes	(16,638)	(1,744)	(19,869)

Provision for income taxes	--	--	--

Net loss	(16,638)	(1,744)	(19,869)

Other comprehensive income	--	--	--

Comprehensive loss	$(16,638)	$(1,744)	$(19,869)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	nil	nil	nil

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	4,800,040	4,800,040	4,800,040

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Latin America Ventures, Inc.

(a development stage company)

Statement of Cash Flows

Nine months ended September 30 2009 and

Period from September 15, 2008 (date of incorporation) through September 30, 2009

(Unaudited)

		Period from
		September 15, 2008
	Nine months	(date of incorporation)
	ended	through
	September 30,	September 30,
	2009	2009
Cash Flows from Operating Activities
Net loss for the period	$(16,639)	$(19,883)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase (Decrease) in
Accounts payable-trade	8,624	10,183
Accrued interest payable	245	335

Net cash used in operating activities	(7,770)	(9,365)

Cash Flows from Investing Activities	--	--

Cash Flows from Financing Activities
Cash from sale of common stock	--	100
Working capital advances from majority stockholder	4,500	9,400

Net cash provided by financing activities	4,500	9,500

Increase in Cash	(3,270)	135

Cash at beginning of period	3,405	--

Cash at end of period	$135	$135

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--
Income taxes paid during the period	$--	$--

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Working capital advance from controlling stockholder
forgiven as additional contributed capital	$2,800	$1,900

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Latin America Ventures, Inc.

(a development stage company)

Notes to Financial Statements

September 30, 2009 and December 31, 2008

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

On November 18, 2008, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Latin America Ventures, Inc., a Nevada corporation (“LAV”), and all of the shareholders of LAV. Pursuant to the Share Exchange Agreement, the stockholders of LAV transferred 100% of the issued and outstanding shares of the capital stock of LAV in exchange for 1,500,000 newly issued shares of our common stock that, in the aggregate, constituted approximately 75% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 2,000,016 shares of our common stock were then issued and outstanding.

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

September 30, 2009 and December 31, 2008

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

The cancellation of all existing shares outstanding at the date of the bankruptcy filing and the issuance of all “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders. Accordingly, per the Reorganization topic of the FASB Accounting Standards Codification, the Company adopted “fresh-start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value. The Reorganization topic further states that fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity. As of August 1, 2007, by virtue of the Plan, the only asset of the Company was approximately $1,000 in cash due from the Bankruptcy Estate.

Latin America Ventures, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2009 and December 31, 2008

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

The Company’s majority stockholder currently maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity. However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

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

September 30, 2009 and December 31, 2008

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

The Company’s certificate of incorporation authorizes the issuance of up to 10,000,000 million shares of preferred stock and 100,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

2.     Reorganization costs

The Company has adopted the provisions of provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.

Latin America Ventures, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2009 and December 31, 2008

Note E - Summary of Significant Accounting Policies - Continued

3.     Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to August 1, 2007. The Company does not anticipate any examinations of returns filed for periods ending after August 1, 2007.

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2009 and December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification. The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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

As of September 30, 2009, and 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

September 30, 2009 and December 31, 2008

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

On August 6, 2009, concurrent with a 2.4 for 1 forward split of the Company’s common stock, Mr. Galoppi forgave approximately $2,800 of the cumulative advances as contributed capital to facilitate and balance the par value effect of this forward stock split.

As of September 30, 2009 and December 31, 2008, the outstanding balance on this loan is approximately $4,700 and $3,000, respectively.

Note H - Income Taxes

The components of income tax (benefit) expense for the three months ended September 30, 2009 and for the period from September 15, 2008 (date of incorporation) through September 30, 2009 is as follows:

Period from
September 15, 2008
	Nine months	Three months	(date of incorporation)
	ended	ended	through
	September 30, 2009	September 30, 2009	September 30, 2009
Federal:
Current	$ --	$ --	$ --
Deferred	--	--	--
	--	--	--

State:
Current	--	--	--
Deferred	--	--	--
	--	--	--

Total	$ --	$ --	$ --

As of September 30, 2009, the Company had a net operating loss carryforward of approximately $20,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

Latin America Ventures, Inc.

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2009 and December 31, 2008

Note H - Income Taxes - Continued

The Company's income tax expense for the nine months ended September 30, 2009 and for the period from September 15, 2008 (date of incorporation) through September 30, 2009 is as follows:

Period from
September 15, 2008
	Nine months	(date of incorporation)
	ended	through
	September 30, 2009	September 30, 2009
Statutory rate applied to
income before income taxes	$(5,700)	$(6,800)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	5,700	6,800

Income tax expense	$--	$--

The Company’s only temporary difference as of September 30, 2009 and December 31, 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of September 30, 2009 and December 31, 2008, respectively, the deferred tax asset is as follows:

	Sptember 30,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$6,800	$1,100
Less valuation allowance	(6,800)	(1,100)

Net Deferred Tax Asset	$--	$--

During the nine months ended September 30, 2009 and the period December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $5,700 and $1,100.

Note I - Capital Stock Transactions

Stock split

On July 22, 2009, the Company’s Board of Directors approved a 2.4-for-1 forward stock split of the Company’s issued and outstanding shares of common stock. The additional shares were issued on August 6, 2009 to stockholders of record on August 3, 2009. This action caused the total number of issued and outstanding shares of the Company’s common stock was increased from approximately 2,000,016 shares to approximately 4,800,040 shares. No fractional shares were issued in connection with the forward stock split and any fractional interests will be rounded up to the nearest whole share. The effect of this transaction is reflected in the accompanying financial statements as of the first day of the first period presented.

Capitalization transactions

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

September 30, 2009 and December 31, 2008

Note I - Capital Stock Transactions - Continued

On November 18, 2008, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Latin America Ventures, Inc., a Nevada corporation (“LAV”), and all of the shareholders of LAV. Pursuant to the Share Exchange Agreement, the stockholders of LAV transferred 100% of the issued and outstanding shares of the capital stock of LAV in exchange for 1,500,000 newly issued shares of our common stock that, in the aggregate, constituted approximately 75% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 2,000,016 shares of our common stock were then issued and outstanding.

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

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in the Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

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

On November 18, 2008, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Latin America Ventures, Inc., a Nevada corporation (“LAV”), and all of the shareholders of LAV. Pursuant to the Share Exchange Agreement, the stockholders of LAV transferred 100% of the issued and outstanding shares of the capital stock of LAV in exchange for 1,500,000 newly issued shares of our common stock that, in the aggregate, constituted approximately 75% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 2,000,016 shares of our common stock were then issued and outstanding.

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

On July 22, 2009, the Company’s Board of Directors approved a 2.4-for-1 forward stock split of the Company’s issued and outstanding shares of common stock. The additional shares were issued on August 6, 2009 to stockholders of record on August 3, 2009. This action caused the total number of issued and outstanding shares of the Company’s common stock was increased from approximately 2,000,016 shares to approximately 4,800,040 shares. No fractional shares were issued in connection with the forward stock split and any fractional interests will be rounded up to the nearest whole share. The effect of this transaction is reflected in the accompanying financial statements as of the first day of the first period presented.

(3) Plan of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2009 or for the period from September 15, 2008 (date of incorporation) through September 30, 2009, respectively.

General and administrative expenses for the nine month period ended September 30, 2009 and for the period from September 15, 2008 (date of incorporation) through September 30, 2009 were approximately $16,400 and $19,500, respectively, which relate to the Company’s requirement to file periodic reports pursuant to the Exchange Act and maintaining the corporate entity. Included in the cumulative expenditures is approximately $6,000 for fees, charges and legal fees related to the incorporation and/or reorganization of the corporate entity pursuant to the Plan of Reorganization and the formation of and merger with LAV.

It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the nine months ended September 30, 2009 and for the period from September 15, 2008 (date of incorporation) through September 30, 2009 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding, after adjustment for the forward stock split.

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

(5)     Liquidity and Capital Resources

At September 30, 2009 and December 31, 2008, the Company had working capital of approximately $(18,000) and $(1,200), respectively.

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

Item 4 - Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)     Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Latin America Ventures, Inc.

Dated: November 9, 2009	/s/ Pierre Galoppi
Pierre Galoppi
President, Chief Executive Officer
Chief Financial Officer and Director