Form 10-K
period 2009-12-31
LATIN AMERICA VENTURES, INC.
filed 2010-02-09
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark one)

[X]     Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐        No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☒  No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of February 2, 2010 was approximately $ -0- based upon approximately 240,500 shares held by non-affiliates and a closing market price of $0.00 per share on February 2, 2010.

As of February 2, 2010, there were 4,800,500 shares of Common Stock issued and outstanding.

Latin America Ventures, Inc.

Index to Contents

Part I

Item 1	Business	4
Item 1A	Risk Factors	7
Item 2	Properties	11
Item 3	Legal Proceedings	12
Item 4	Submission of Matters to a Vote of Security Holders	12

Part II

Item 5	Market for Registrant’s Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	12
Item 6	Selected Financial Data	14
Item 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	17
Item 8	Financial Statements and Supplementary Data	17
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	17
Item 9A	Controls and Procedures	18

Part III

Item 10	Directors, Executive Officers and Corporate Governance	19
Item 11	Executive Compensation	22
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	23
Item 13	Certain Relationships and Related Transactions, and Director Independence	24
Item 14	Principal Accountant Fees and Services	24

Part IV

Item 15	Exhibits and Financial Statement Schedules	25

Signatures		40

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

On November 18, 2008, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Latin America Ventures, Inc., a Nevada corporation (“LAV”), and all of the stockholders of LAV. Pursuant to the Share Exchange Agreement, the stockholders of LAV transferred 100% of the issued and outstanding shares of the capital stock of LAV to the Company in exchange for 1,500,000 newly issued shares of our common stock that, in the aggregate, constituted approximately 75% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, 2,000,016 shares of our common stock were then deemed issued and outstanding.

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

All assets, liabilities and other claims against the Company and its affiliated entities were combined for the purpose of distribution of funds to creditors. Each of the entities otherwise remained separate corporate entities. From the commencement of the bankruptcy proceedings through August 1, 2007 (the effective date of the plan of reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

The First Amended, Modified Chapter 11 Plan, (the “Plan”) as presented by SMS Companies and their creditors was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on August 1, 2007. The Plan, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan, attach to the creditor’s trust. Specific injunctions prohibited any of these claims from being asserted against the Company prior to the contemplated reverse merger.

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

No Minimum Requirements for a Business Combination

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

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

As of December 31, 2009, there were a total of 4,800,500 shares of our common stock outstanding, held by approximately 598 stockholders of record.

On July 22, 2009, the Company’s Board of Directors approved a 2.4-for-1 forward stock split of the Company’s issued and outstanding shares of common stock. The additional shares were issued on August 6, 2009 to stockholders of record on August 3, 2009. This action caused the total number of issued and outstanding shares of the Company’s common stock to increase from 2,000,016 shares to 4,800,500 shares. No fractional shares were issued in connection with the forward stock split and any fractional interests were rounded up to the nearest whole share. The effect of this transaction is reflected in the accompanying financial statements as of the first day of the first period presented.

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

Our common stock is currently eligible to trade on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) using the ticker symbol “LVEN”.

Restricted Securities

We currently have approximately 3,600,000 shares of common stock which may be considered to meet the definition and requirements of “restricted securities” as defined in Rule 144. We do not intend to issue any additional securities prior to consummating a reverse merger transaction. The securities we issue in a merger transaction will most likely be restricted securities.

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

(2)     General

The Company was organized on September 26, 2007 as a Nevada corporation to effect the reincorporation of Senior Management Services of El Paso Sunset, Inc., a Texas corporation, mandated by the Plan.

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

(3)     Results of Operations

The Company had no revenue for the either of the periods ended December 31, 2009 or 2008.

General and administrative expenses for the year ended December 31, 2009 were approximately $18,000, consisting principally of professional fees related to the periodic reporting requirements of the Exchange Act and maintenance of the corporate entity.

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

It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements. Earnings per share for each of the respective periods ended December 31, 2009 and 2008 was approximately $-0- and $-0-, based on the weighted-average shares issued and outstanding.

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

(5)     Liquidity and Capital Resources

At December 31, 2009 and 2008, the Company had working capital of approximately $(16,700) and $(1,200).

The Company has no operating history, limited cash on hand, no operating assets and a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

--

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

--	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2009. We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Pierre Galoppi	47	President, Chief Executive Officer
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

Biographical Information

Pierre Galoppi became our Chairman, President, Chief Financial Officer and Secretary on November 18, 2008 and is responsible for the Company’s overall operations.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2009, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pierre Galoppi, Principal Executive Officer	2009 2008 2007	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

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

	Shares Beneficially Owned (1)
Name and address	Number of Shares	Percentage (2)

PIerre Galoppi
5521 Riviera Drive
Coral Gables, FL 33146	3,600,100	75.0%

Halter Financial Investments, LP (3)
174 FM 1830
Argyle, TX 76226	986,404	20.6%

Directors and officers as a group	3,600,100	75.0%
(1 person)

____________________________

(1)

On February 3, 2010, there were 4,800,500 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants. Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60

(2)

In determining the percent of voting stock owned by a person on December 31, 2009 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (I) the 4,800,500 shares of common stock outstanding on December 31, 2009, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other

(3)

Halter Financial Investments, L.P., is a Texas limited partnership (“HFI”); TPH Capital, L.P. is a limited partner of HFI, and Timothy P. Halter is the sole member of TPH Capital GP, LLC, which is the sole general partner of TPH, L.P.; Bellfield Capital Partners, L.P. is a limited partner of HFI, and David Brigante is the sole member of Bellfield Capital Management, LLC, which is the sole general partner of Bellfield Capital Partners, L.P.; Colhurst Capital, L.P. is a limited partner of HFI, and George Diamond is the sole member of Colhurst Capital GP, LLC, which is the sole general partner of Colhurst Capital, L.P.; Rivergreen Capital, LLC is a limited partner of HFI, and Marat Rosenberg is the sole member. The ownership represented

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company will issue a sufficient number of Plan shares to meet the requirements of the Plan. Such number was estimated in the Plan to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor. As provided in the Plan, 80.0% of the Plan Shares of the Company were issued to Halter Financial Group, Inc. (HFG). In exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan. The remaining 20.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Plan. Based upon the calculations provided by the Creditor’s Trustee, the Company issued an aggregate 500,016 shares of the Company’s “new” common stock to all unsecured creditors and the controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust. Effective September 26, 2007, HFG transferred its 400,000 Plan Shares to Halter Financial Investments, L.P. (HFI), a Texas limited partnership controlled by Timothy P. Halter, who is also the controlling officer of HFG.

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

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

1. Audit fees	$6,450	$5,750
2. Audit-related fees	--	--
3. Tax fees	200	200
4. All other fees	--	--

Totals	$6,650	$5,950

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

     Latin America Ventures, Inc.

     (a development stage company)

     Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2009 and 2008	F-3

Statements of Operations and Comprehensive Loss
for the year ended December 31, 2009 and
for the period from September 15, 2008 (date of bankruptcy settlement)
through December 31, 2008	F-4

Statements of Changes in Stockholders' Equity
for the period from September 15, 2008 (date of bankruptcy settlement)
through December 31, 2009	F-5

Statements of Cash Flows
for the year ended December 31, 2009 and
for the period from September 15, 2008 (date of bankruptcy settlement)
through December 31, 2008	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Latin America Ventures, Inc.

We have audited the accompanying balance sheets of Latin America Ventures, Inc. (a Nevada corporation and a development stage company) as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year ended December 31, 2009 and for the period from September 15, 2008 (date of incorporation) through December 31, 2008. These financial statements are the sole responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Latin America Ventures, Inc.(a Nevada corporation and a development stage company) as of December 31, 2009 and 2008 and the results of its operations and cash flows for the year ended December 31, 2009 and for the period from September 15, 2008 (date of incorporation) through December 31, 2008, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note D. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                         S. W. HATFIELD, CPA

Dallas, Texas
February 3, 2010

     Latin America Ventures, Inc.

     (a development stage company)
     Balance Sheets

December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets
Cash on hand and in bank	$25	$3,405
Due from controlling shareholder	--	--

Total Assets	$25	$3,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$11,453	$1,559
Accrued interest payable	396	76
Note payable to controlling stockholder	4,860	3,000

Total Current Liabilities	16,709	4,635

Total Liabilities	16,709	4,635

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
100,000,000 shares authorized.
4,800,500 shares issued and outstanding	4,800	4,800
Additional paid-in capital	--	(2,800)
Deficit accumulated during the development stage	(21,484)	(3,230)

Total Stockholders' Equity (Deficit)	(16,684)	(1,230)

Total Liabilities and
Stockholders’ Equity (Deficit)	$25	$3,405

The accompanying notes are an integral part of these financial statements.

     Latin America Ventures, Inc.
     (a development stage company)
     Statements of Operations and Comprehensive Loss
     Year ended December 31, 2009 and
     Period from September 15, 2008 (date of incorporation) through December 31, 2008 and
     Period from September 15, 2008 (date of incorporation) through December 31, 2009

		Period from	Period from
		September 15, 2008	September 15, 2008
		(date of incorporation)	(date of incorporation)
	Year ended	through	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$--	$--	$--

Operating expenses
Formation & incorporation costs	--	778	778
Legal and professional fees	13,088	1,430	14,518
Other general and administrative fees	4,846	946	5,791

Total operating expenses	17,934	3,134	21,087

Loss from operations	(17,934)	(3,154)	(21,087)

Other income (expense)
Interest expense	(320)	(76)	(396)

Loss before provision for income taxes	(18,254)	(3,230)	(21,484)

Provision for income taxes	--	--	--

Net loss	(18,254)	(3,230)	(21,484)

Other comprehensive income	--	--	--

Comprehensive loss	$(18,254)	$(3,230)	$(21,484)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	nil	nil	nil

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	4,800,500	4,800,500	4,800,500

The accompanying notes are an integral part of these financial statements.

     Latin America Ventures, Inc.
     (a development stage company)
     Statement of Changes in Stockholders’ Equity (Deficit)
     Period from September 15, 2008 (date of incorporation) through December 31, 2009

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued through bankruptcy
settlement on August 1, 2007	500,016	$500	$500	$--	$1,000
Initial capitalization of
Latin America Ventures, Inc.	10,000	10	90	--	100
Effect of reverse merger with
Latin America Ventures, Inc.	1,490,000	1,490	(1,490)	--	--
Effect of July 22, 2009 2.4 for 1
forward stock split	2,800,484	2,800	(2,800)	--	--
Net contributed capital contributed
by controlling shareholders	--	--	900	--	900

Balances after effect of
acquisition, merger and
forward stock split
transactions	4,800,500	4,800	(2,800)	--	2,000

Net loss for the period	--	--	--	(3,230)	(3,230)

Balances at December 31, 2008	4,800,500	4,800	(2,800)	(3,230)	(1,230)

Net contributed capital contributed
by controlling shareholders	--	--	2,800	--	2,800

Net loss for the period	--	--	--	(18,254)	(18,254)

Balances at December 31, 2009	4,800,500	$4,800	$--	$(21,484)	$(16,684)

The accompanying notes are an integral part of these financial statements.

     Latin America Ventures, Inc.
     (a development stage company)
     Statements of Cash Flows
     Year ended December 31, 2009 and
     Period from September 15, 2008 (date of incorporation) through December 31, 2008 and
     Period from September 15, 2008 (date of incorporation) through December 31, 2009

		Period from	Period from
		September 15, 2008	September 15, 2008
		(date of incorporation)	(date of incorporation)
	Year ended	through	through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the period	$(18,254)	$(3,230)	$(21,484)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase (Decrease) in
Accounts payable-trade	9,894	1,559	11,453
Accrued interest payable	320	76	396

Net cash used in operating activities	(8,040)	(1,595)	(9,635)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash from sale of common stock	--	100	100
Working capital advances
from majority stockholder	4,660	4,900	9,560

Net cash provided by financing activities	4,660	5,000	9,660

Increase in Cash	(3,380)	3,405	25

Cash at beginning of period	3,405	--	--

Cash at end of period	$25	$3,405	$25

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid during the period	$--	$--	$--

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Working capital advance from
controlling stockholder forgiven
as additional contributed capital	$2,800	$1,900	$4,700

The accompanying notes are an integral part of these financial statements.

     Latin America Ventures, Inc.

     (a development stage company)
     Notes to Financial Statements
     December 31, 2009 and 2008

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
     December 31, 2009 and 2008

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
     December 31, 2009 and 2008

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

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no significant cash on hand, no operating assets and has a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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
     December 31, 2009 and 2008

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
     December 31, 2009 and 2008

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

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2009 and 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

     Latin America Ventures, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note G - Loans from Stockholder/Officer

The Company and it’s controlling stockholder, Pierre Galoppi, have agreed that additional funds were initially necessary for the future support of the corporate entity and to initiate the Company’s business plan. To this end, Mr. Galoppi has advanced an aggregate of approximately $9,600 to support the Company and its efforts. This note is due upon demand, is unsecured and bears interest at 6.0% per annum.

On December 30, 2008, concurrent with the merger of the Company and its wholly-owned subsidiary, Latin America Ventures, Inc., Mr. Galoppi forgave approximately $1,900 of the initial advance as contributed capital to facilitate the merger and appropriately account for the par value of the issued and outstanding shares of the Company’s common stock.

On August 6, 2009, concurrent with a 2.4 for 1 forward split of the Company’s common stock, Mr. Galoppi additionally forgave approximately $2,800 of the cumulative advances as contributed capital to facilitate and balance the par value effect of this forward stock split.

As of December 31, 2009 and 2008, the outstanding balance on this loan is approximately $4,860 and $3,000, respectively.

Note H - Income Taxes

The components of income tax (benefit) expense for the year ended December 31, 2009, the period from September 15, 2008 (date of incorporation) through December 31, 2008 and for the period from September 15, 2008 (date of incorporation) through December 31, 2009 is as follows:

		Period from	Period from
		September 15, 2008	September 15, 2008
		(date of incorporation)	(date of incorporation)
	Year ended	through	through
	December 31,	December 31,	December 31,
	2009	2008	2009
Federal:
Current	$--	$--	$--
Deferred	--	--	--
	--	--	--
State:
Current	--	--	--
Deferred	--	--	--
	--	--	--

Total	$--	$--	$--

As of December 31, 2009, the Company had a net operating loss carryforward of approximately $21,500 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

     (Remainder of this page left blank intentionally)

     Latin America Ventures, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note H - Income Taxes - Continued

The Company's income tax expense for the year ended December 31, 2009, the period from September 15, 2008 (date of incorporation) through December 31, 2008 and for the period from September 15, 2008 (date of incorporation) through December 31, 2009 is as follows:

		Period from	Period from
		September 15, 2008	September 15, 2008
		(date of incorporation)	(date of incorporation)
	Year ended	through	through
	December 31,	December 31,	December 31,
	2009	2008	2009
Statutory rate applied to
income before income taxes	$(6,200)	$(1,100)	$(7,300)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	6,200	1,100	7,300

Income tax expense	$--	$--	$--

The Company’s only temporary difference as of December 31, 2009 and 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of December 31, 2009 and 2008, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$7,300	$1,100
Less valuation allowance	(7,300)	(1,100)

Net Deferred Tax Asset	$--	$--

During the year ended December 31, 2009 and the period from September 15, 2008 (date of incorporation) through December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $6,200 and $1,100.

Note I - Capital Stock Transactions

Stock split

On July 22, 2009, the Company’s Board of Directors approved a 2.4-for-1 forward stock split of the Company’s issued and outstanding shares of common stock. The additional shares were issued on August 6, 2009 to stockholders of record on August 3, 2009. This action caused the total number of issued and outstanding shares of the Company’s common stock was increased from approximately 2,000,016 shares to approximately 4,800,500 shares. No fractional shares were issued in connection with the forward stock split and any fractional interests will be rounded up to the nearest whole share. The effect of this transaction is reflected in the accompanying financial statements as of the first day of the first period presented.

     Latin America Ventures, Inc.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note I - Capital Stock Transactions - Continued

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through February 3, 2009 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

     (Remainder of this page left blank intentionally)

     (Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATIN AMERICA VENTURES, INC.

Dated: February 9, 2010	/s/ Pierre Galoppi
Pierre Galoppi
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: February 9, 2010	/s/ Pierre Galoppi
Pierre Galoppi
President, Chief Executive Officer
Chief Financial Officer and Director