Form 10-Q
period 2010-03-31
LATIN AMERICA VENTURES, INC.
filed 2010-05-03
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

(305) 799-9094
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES x  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES o  NO o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES  x    NO  o

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:April 29, 2010: 4,800,500

Transitional Small Business Disclosure Format (check one):       YES o   NO  x

Latin America Ventures, Inc.

Form 10-Q for the Quarter ended March 31, 2010

Part I
Item 1 - Financial Statements

Latin America Ventures, Inc.
(a development stage company)
Balance Sheets
March 31, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$25	$25

Total Assets	$25	$25

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$14,766	$11,453
Accrued interest payable	468	396
Note payable to controlling stockholder	4,860	4,860

Total Current Liabilities	20,094	16,709

Total Liabilities	20,094	16,709

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
4,800,500 shares issued and outstanding	4,800	4,800
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(24,869)	(21,484)

Total Stockholders' Equity (Deficit)	(20,069)	(16,684)

Total Liabilities and
Stockholders’ Equity (Deficit)	$25	$25

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Latin America Ventures, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2010 and 2009 and
Period from September 15, 2008 (date of incorporation) through March 31, 2010

(Unaudited)

			Period from
			September 15, 2008
	Three months	Three months	(date of incorporation)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010

Revenues	$-	$-	$-

Operating expenses
Formation & incorporation costs	-	-	778
Legal and professional fees	2,510	3,755	17,028
Other general and administrative fees	803	2,322	6,595

Total operating expenses	3,313	6,077	24,401

Loss from operations	(3,313)	(6,077)	(24,401)

Other income (expense)
Interest expense	(72)	(63)	(468)

Loss before provision for income taxes	(3,385)	(6,140)	(24,869)

Provision for income taxes	-	-	-

Net loss	(3,385)	(6,140)	(24,869)

Other comprehensive income	-	-	-

Comprehensive loss	$(3,385)	$(6,140)	$(24,869)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	nil	nil	$(0.01)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	4,800,500	4,800,500	4,800,500

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Latin America Ventures, Inc.
(a development stage company)
Statements of Cash Flows
Three months ended March 31, 2010 and 2009 and
Period from September 15, 2008 (date of incorporation) through March 31, 2009

(Unaudited)

			Period from
			September 15, 2008
	Three months	Three months	(date of incorporation)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss for the period	$(3,385)	$(6,140)	$(24,869)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase (Decrease) in
Accounts payable-trade	3,313	596	14,766
Accrued interest payable	72	63	468

Net cash used in operating activities	-	(5,481)	(9,635)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash from sale of common stock	-	-	100
Working capital advances
from majority stockholder	-	3,000	9,560

Net cash provided by financing activities	-	3,000	9,660

Increase in Cash	-	(2,481)	25

Cash at beginning of period	25	3,405	-

Cash at end of period	$25	$924	$25

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Working capital advance from
controlling stockholder forgiven
as additional contributed capital	$-	$-	$4,700

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Latin America Ventures, Inc.
(a development stage company)
Notes to Financial Statements
March 31, 2010 and December 31, 2009

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
March 31, 2010 and December 31, 2009

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
March 31, 2010 and December 31, 2009

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2009.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2010.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no significant cash on hand, no operating assets and has a business plan with inherent risk.   The Company’s current business plan is to seek an acquisition or merger with a private operating company located in Latin America which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock.  However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

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

Latin America Ventures, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note D - Going Concern Uncertainty - Continued

A Company minority stockholder and the Company’s majority stockholder currently maintain the corporate status of the Company and has provided all nominal working capital support on the Company's behalf.  Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support.  It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding and the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

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

Latin America Ventures, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note E - Summary of Significant Accounting Policies - Continued

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
March 31, 2010 and December 31, 2009

Note F - Fair Value of Financial Instruments - Continued

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

As of March 31, 2010 and December 31, 2009, the outstanding balance on this loan is approximately $4,860 and $4,860, respectively.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2010 and 2009 and for the period from September 15, 2008 (date of incorporation) through March 31, 2010 is as follows:

Period from
September 15, 2008
(date of incorporation)
	Three months	Three months	through
	ended	ended	ended
	March 31,	March 31,	March 31,
	2010	2009	2010
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2010, the Company had a net operating loss carryforward of approximately $25,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

Latin America Ventures, Inc.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note H - Income Taxes - Continued

The Company's income tax expense for each of the three month periods ended March 31, 2010 and 2009 and for the period from September 15, 2008 (date of incorporation) through March 31, 2010 is as follows:

			Period from
			September 15, 2008
	Three months	Three months	(date of incorporation)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
Statutory rate applied to
income before income taxes	$(1,200)	$(2,100)	$(8,500)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	1,200	2,100	8,500

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of March 31, 2010 and 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of March 31, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

                                                                      2009
	March 31,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$8,500	$7,300
Less valuation allowance	(8,500)	(7,300)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2010 and during the year ended December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,200 and $6,200.

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
March 31, 2010 and December 31, 2009

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through May 3, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(3) Plan of Operations

The Company had no revenue for either of the three month periods ended March 31, 2010 or 2009, respectively.

General and administrative expenses for the three month period ended March 31, 2010 and 2009 were approximately $3,300 and $6,000, respectively, which relate to the Company’s requirement to file periodic reports pursuant to the Exchange Act and maintaining the corporate entity.  Included in the cumulative expenditures of approximately $25,000 is approximately $6,000 for fees, charges and legal fees related to the incorporation and/or reorganization of the corporate entity pursuant to the Plan of Reorganization and the formation of and merger with LAV.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the three months ended March 31, 2010 and 2009 and for the period from September 15, 2008 (date of incorporation) through March 31, 2010 were approximately $(0.00), $(0.00) and $(0.01) based on the weighted-average shares issued and outstanding, after adjustment for the forward stock split.

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

At March 31, 2010 and December 31, 2009, the Company had working capital of approximately $(20,000) and $(16,700), respectively.

The Company has no post-bankruptcy operating history, no significant cash on hand, no operating assets and has a business plan with inherent risk.   The Company’s current business plan is to seek an acquisition or merger with a private operating company located in Latin America which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock.  However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

A Company minority stockholder and the Company’s majority stockholder currently maintain the corporate status of the Company and has provided all nominal working capital support on the Company's behalf.  Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support.  It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding and the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

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

(5)      Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company does not undertake any specific actions to limit those exposures.

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Latin America Ventures, Inc.

Dated: April 30, 2010	/s/ Pierre Galoppi
Pierre Galoppi
President, Chief Executive Officer
Chief Financial Officer and Director