Form 10-Q
period 2010-06-30
Chile Mining Technologies Inc.
filed 2010-08-23
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 333-168187

CHILE MINING TECHNOLOGIES INC.
(Name of Small Business Issuer in Its Charter)

Nevada	26-1516355
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Mr. Jorge Orellana Orellana
Jorge Canning 1410
Ñuñoa, Santiago
Republic of Chile
(Address of principal executive offices)

(56) (02) 813 1087
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]            No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]             No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [  ]           No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 20, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	9,364,593

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHILE MINING TECHNOLOGIES INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Page
Interim Consolidated Financial Statements
Interim Consolidated Balance Sheets as at June 30, 2010 and March 31, 2010	1
Interim Consolidated Statement of Operations, deficit and comprehensive loss for the three months ended June 30, 2010 and June 30, 2009	2
Interim Consolidated Statement of Cash flows for the three months ended June 30, 2010 and June 30, 2009	3
Condensed Consolidated Notes to financial statements	4-21

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS
as at June 30, 2010 and March 31, 2010
(Amounts expressed in U.S. Dollars)

	June 30,	March 31,
	2010	2010
	(unaudited)
ASSETS

Current
Cash and cash equivalent	3,731,151	-
Other receivables	$298,671	$70,263
Inventory-raw materials	96,914	-
Goods in transit	-	22,850
	4,126,736	93,113

Deferred financing costs (Note 8 (b))	290,332	-
Property plant and equipment (Note 3)	3,267,280	3,188,944

	$7,684,348	$3,282,057

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$673,833	$1,134,345
Promissory notes	-	85,967
Due to related party (Note 5)	833,960	607,873
Convertible promissory note (Note 8 (c))	190,000	-

	1,697,793	1,828,185

PROMISSORY NOTES (Note 4)	992,554	1,765,338
DERIVATIVE FINANCIAL INSTRUMENTS (Note 8 (a))	2,510,093	-

	5,200,440	3,593,524

REDEEMABLE COMMON STOCK (Note 8 (b))	3,128,605	-
Stockholders’ deficiency
Capital stock (note 6)	9,365	10,715
Contributed surplus (Note 4)	2,271,893	1,404,458
Deficit	(3,002,036)	(1,842,036)
Accumulated other comprehensive gain (loss)	76,081	115,397

	(644,697)	(311,466)

Total liabilities and stockholders’ deficiency	$7,684,348	$3,282,057

Commitments (Note 9)
Related party transactions (Note 11)

The accompanying notes are an integral part of these interim financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS, DEFICIT AND COMPREHENSIVE LOSS
(Amounts expressed in U.S. Dollars)
(Unaudited)

	For the three months ended June 30,
	2010	2009
Revenue	$-	$-
Operating expenses:
Impairment of mining rights (Note 7)	$5,640	25,216
Salaries and wages	136,526	-
General and administrative	361,106	32,476
Professional fees	502,891	21,779
Amortization	75,208	-
	1,081,371	79,471
Operating loss before the undernoted	(1,081,371)	(79,471)
Discount from fair value on initial recognition of long term
non-interest bearing loans to related parties (Note 4)	(78,629)	-
Net loss	(1,160,000)	(79,471)
Foreign exchange gain (loss)	(39,316)	83,318
Comprehensive loss for the period	$(1,199,316)	$3,847
Accumulated other comprehensive gain (loss),
beginning of period	$115,397	$(33,871)
Other comprehensive gain (loss) for the period	(39,316)	83,318
Accumulated other comprehensive gain (loss), end of period	$76,081	$49,447
Deficit beginning of period	$(1,842,036)	$(664,073)
Net loss for the period	(1,160,000)	(79,471)
Deficit end of period	$(3,002,036)	$(743,544)
Weighted average number of common shares outstanding	7,285,395	6,000,000
Loss per share – basic and diluted	$(0.16)	$(0.01)

The accompanying notes are an integral part of these interim financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts expressed in U.S. Dollars)
(Unaudited)

	For the three months ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(1,160,000)	$(79,471)
Impairment of mining rights	5,640	25,216
Amortization	75,208	-
Discount from fair value on initial recognition of long
term non-interest bearing loans from related parties	78,629	-
Issue of convertible promissory note for professional fees	190,000	-
Warrant derivative liabilities expensed	62,176	-
Changes in non-cash working capital:
Increase in other receivables	(231,197)	(1,144)
Decrease in goods in transit/inventory	(74,971)	-
Increase (decrease) in accounts payable and accrued liabilities	(415,486)	(74,510)

Net Cash provided (used) by Operating Activities	(1,470,001)	(129,909)

Cash Flows from Investing Activities:

Acquisition of mining rights	(5,640)	(25,216)
Acquisition of equipment	(283,108)	(394,025)

Net Cash used by Investing Activities	(288,748)	(419,241)

Cash Flows from Financing Activities:
Proceeds (repayment) of promissory notes	(47,222)	649,878
Due from (repayment to) related party	250,216	(184,046)
Proceeds from redeemable common stock	5,286,190	-

Net Cash Provided By Financing Activities	5,489,184	465,832

Effects of foreign currency exchange rate changes	716	83,318

Net Increase in Cash	3,731,151	-

Cash and cash equivalent at beginning of the year	-	-

Cash and cash equivalent at end of the year	$3,731,151	$-

Supplemental information:
Income tax paid	Nil	Nil
Interest paid	Nil	Nil

The accompanying notes are an integral part of these interim financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

1.

NATURE OF OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The condensed consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended March 31, 2010. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at June 30, 2010 and June 30, 2009, the results of its operations for the three month periods ended June 30, 2010 and June 30, 2009, and its cash flows for the three-month periods ended June 30, 2010 and June 30, 2009. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended June 30, 2010 are not necessarily indicative of results to be expected for the full year.

The interim consolidated financial statements include the accounts of Chile Mining Technologies, Inc. (the “Company” or “Chile Mining” ), and its subsidiary Minera Licancabur S.A. (“Minera”) (99.99% owned by the Company). All material inter-company accounts and transactions have been eliminated.

Organization

On May 12, 2010, Chile Mining Technologies, Inc (Formerly Latin America Ventures, Inc) entered into and closed a share exchange agreement, or the Share Exchange Agreement, with Minera, a Chilean company, and its shareholders, pursuant to which the Company acquired 99.9% of the issued and outstanding capital stock of Minera in exchange for 6,000,000 shares of common stock, par value $0.001, which constituted 83.33% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement and after giving effect to the Cancellation Agreement described below.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

1.

NATURE OF OPERATIONS-Cont’d

The Company’s Chief Executive Officer (“CEO”), who is also one of the former shareholders of Minera, retained one share of Minera, constituting 0.1% of Minera’s issued and outstanding capital stock. The acquisition of Minera was structured to allow the CEO to retain one share of Minera in order to comply with Chilean legal requirements to have at least two record owners of its capital stock. Upon the closing of the Share Exchange Agreement, the CEO entered into a nominee agreement with the Company pursuant to which he agreed to act as the record holder of such share, but agreed that all other rights to the share, including the right to receive distributions on the share, vote the share and be the beneficial owner of the share, rest in the Company.

As a condition precedent to the consummation of the Share Exchange Agreement, on May 12, 2010, the Company also entered into a cancellation agreement, or the Cancellation Agreement, with Halter Financial Investments, LP, or HFI, and Mr. Pierre Galoppi, the controlling stockholders, whereby HFI and Mr. Galoppi agreed to the cancellation of an aggregate of 3,600,500 shares of common stock owned by them.

Private Placement Transaction

On May 12, 2010, the Company also completed a private placement transaction with a group of accredited investors. Pursuant to a securities purchase agreement that was entered into with the investors and Minera, or the Securities Purchase Agreement, the Company issued to the investors an aggregate of 2,089,593 shares of common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, and warrants, or the Closing Warrants, to purchase up to 1,044,803 shares of our common stock. The Closing Warrants have a term of four years, bear an exercise price of $3.61 per share (subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date.

Pursuant to the Securities Purchase Agreement, the Company also agreed to certain “make good” provisions. Under the “make good” provisions, the Company issued additional warrants, or the Make Good Warrants, to the investors to purchase up to an aggregate of 2,089,593 shares of its common stock, at an exercise price of $0.01 per share, which will only become exercisable if the company does not meet certain financial performance targets in 2011 and 2012. The “make good” provisions established minimum net income thresholds of $14,382,102 and $15,179,687 for the 2011 and 2012 fiscal years, respectively. If, in a given fiscal year, 90% of the applicable minimum net income threshold is not met, such aggregate number of Make Good Warrants will become exercisable equal to the amount by which the Company’s actual net income is less than the applicable financial target, divided by the financial target, and multiplied by 2,338,130.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

1.

NATURE OF OPERATIONS-Cont’d

In connection with the private placement, the Company also entered into (i) a registration rights agreement, or the Registration Rights Agreement, pursuant to which the Company is obligated to register the shares of common stock issued to investors, including the shares of common stock underlying the warrants, within a pre-defined period and (ii) a closing escrow agreement, or the Closing Escrow Agreement, with Halter Financial Securities, Inc., or HFS, as placement agent, and Securities Transfer Corporation, as escrow agent, for deposit of funds by the investors.

The company also entered into lock-up agreements with each of our directors and officers, or the Lock-Up Agreements, pursuant to which each of them agreed not to transfer any shares of capital stock held directly or indirectly by them for a one year period following the effective date of a registration statement covering the shares issued in connection with the private placement.

Convertible Promissory Note and Make Good Warrant

Halter Financial Group, L.P., or HFG, provided certain advisory services to the Company in connection with the acquisition of Minera and the private placement transaction described above. Pursuant to an advisory agreement that Minera entered into with HFG on April 16, 2009, HFG agreed to (a) advise Minera with regard to its desire to effect a combination transaction with a U.S. domiciled public shell corporation, (b) help Minera identify suitable investment bank(s) to act as placement agent for its contemplated private placement transactions and (c) counsel management on matters related to the operating a U.S. domiciled public company. Under the terms of the advisory agreement, HFG was entitled to receive a cash payment of $450,000 at the closing of the reverse acquisition of Minera. In lieu of such cash payment, HFG agreed to accept a cash payment of $260,000 and a promissory note issued by the Company in the principal amount of $190,000 that accrues simple annual interest at a rate of 3%, or the HFG Note. The HFG Note is due and payable on the sooner of the closing of our next equity financing (including the receipt of additional funds by the Company from any subsequent closing of the May 12 private placement) or the 180th day following the date of its issuance. In addition, at any time that the HFG Note remains outstanding, it may be converted at HFG’s option into shares of our common stock at a conversion price of $2.78. At the closing, HFG was also issued a “Make Good” warrant, to purchase up to 985,104 shares of our common stock, or the HFG Make Good Warrant. The terms of the HFG Make Good Warrant are identical to the terms of the Make Good Warrants issued to the investors in the private placement.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

2.

COMPLETION OF ACQUISITION

On May 12, 2010, Chile Mining Technologies, Inc (The “Company”) completed an acquisition of Minera pursuant to the Share Exchange Agreement. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Minera is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

3.

MACHINERY AND EQUIPMENT

				6/30/2010				3/31/2010
				Accumulated
		Cost		Amortization		Net		Net
	$		$		$		$
Santa Filomena Plant		446,340		-		446,340		255,814
Ana Maria Plant and equipment		2,971,356		150,416		2,820,940		2,933,130
		3,417,696		150,416		3,267,280		3,188,944

Amortization of Ana Maria plant for the quarter ended June 30, 2010 amounted to $ nil ($nil in 2009) as the Company was undertaking construction of both plants.

.

4.

PROMISSORY NOTES

Promissory notes from related parties payable were unsecured and consisted of the following:

		June 30,	March 31,
Company	Interest Rate	2010	2010

Ivan Vergara	Nil	$177,278	232,097
Jorge Pizarro	Nil	39,088	268,074
Geominco EIRL	Nil	776,188	1,265,167

Total Long Term		$992,554	1,765,338

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

All long term liabilities are valued at fair market value at inception. These long term loans do not bear interest and have a maturity date of March 31, 2013. The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated by using the net present value of the loans, at an assumed interest rate of 18%. The amount of the discount, being $1,404,458 ($nil in 2009) was recorded in “Contributed surplus” on the accompanying balance sheet.

During the quarter ended June 30, 2010, the promissory note holders forgave $852,225 in debt. The transaction was accounted for as a capital transaction with related parties and the company credited ‘Contributed surplus’ with $852,225.

In addition, the Company credited contributed surplus with $13,835 (refer to Note 8 (c)) and an additional $3,540 on recapitalization of reverse merger, being the excess over par value of the shares issued and outstanding.

The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize discounts on promissory notes to related parties for the quarter ended June 30, 2010 in the amount of $78,629 ($nil in 2009).

5.

DUE TO/FROM RELATED PARTY

As of June 30, 2010, the Company owes Geominco E.I.R.L. $833,960 (March 31, 2010 - $607,873) (Chilean Pesos 455,457,443 (March 31, 2010 - 318,805,176)). This advance is unsecured non-interest bearing and due on demand. The Company did not establish a bank account from inception (January 24, 2008) to March 31, 2010 and opened an account only during the quarter ended June 30, 2010. Thus, all cash transactions reflected in these financial statements prior to opening of the bank account were recorded in the bank accounts of Geominco E.I.R.L.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

6.

CAPITAL STOCK

Authorized
Preferred Stock; $0.001 par value
10,000,000 shares authorized
Common Stock: $0.001 par value
100,000,000 shares authorized
Issued
Preferred Stock: None issued and outstanding
Common Stock:
	Number of
	Shares	Amount ($)

Minera common shares	1,000	10,715
Adjustment for Reverse Takeover	5,999,000	(3,540)
Chile Mining Common Stock	4,800,500	25
Cancellation of common stock of Chile Mining	(3,600,500)
Issuance of stock against private placement	2,089,593	2,090
Issuance of stock for credit facility AIBC	75,000	75
Share capital as of June 30, 2010	9,364,593	9,365

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

6.

CAPITAL STOCK-Cont’d

On May 12, 2010, Chile Mining Technologies, Inc (Formerly Latin America Ventures, Inc) entered into and closed a share exchange agreement, or the Share Exchange Agreement, with Minera, a Chilean company, and its shareholders, pursuant to which the Company acquired 99.9% of the issued and outstanding capital stock of Minera in exchange for 6,000,000 shares of common stock, par value $0.001, which constituted 83.33% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement and after giving effect to the Cancellation Agreement described below.

As a condition precedent to the consummation of the Share Exchange Agreement, on May 12, 2010, the Company also entered into a cancellation agreement, or the Cancellation Agreement, with Halter Financial Investments, LP, or HFI, and Mr. Pierre Galoppi, the controlling stockholders, whereby HFI and Mr. Galoppi agreed to the cancellation of an aggregate of 3,600,500 shares of common stock owned by them.

On May 12, 2010, the Company also completed a private placement transaction with a group of accredited investors. Pursuant to a securities purchase agreement that was entered into with the investors and Minera, or the Securities Purchase Agreement, the Company issued to the investors an aggregate of 2,089,593 shares of common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, and warrants, or the Closing Warrants, to purchase up to 1,044,803 shares of our common stock. The Closing Warrants have a term of four years, bear an exercise price of $3.61 per share (subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date (refer note 8)

7.

IMPAIRMENT OF MINING RIGHTS

The Company has expensed mining rights, since the Company currently has no formal plan to exploit these mineral rights.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

8(a)

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, as defined in FASB Accounting Standards Codification (“ASC”) 815-10-15-83 Derivatives and Hedging, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as our secured convertible debenture and warrant financing arrangements that are either (i) not afforded equity classification or (ii) embody risks not clearly and closely related to host contracts. As required by ASC 815, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The following table summarizes the components of the derivative liabilities:

June 30, 2010
May 2010 Private Placement:
Investor warrants	$1,519,144
Broker warrants	273,442
Credit facility warrants	523,440
Make Good warrants	131,891
Acquisition advisory fees:
Make Good warrants	62,176
Total derivative liabilities	$2,510,093

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

8 (b).

MAY 2010 PRIVATE PLACEMENT

On May 12, 2010, the Company commenced a private placement of (i) 2,089,593 shares of common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, (ii) Closing warrants to purchase up to 1,044,803 shares of our common stock, and (iii) Make Good warrants to purchase up to an aggregate of 2,089,593 shares of our common stock (the “May 2010 Private Placement). In connection with the May 2010 Private Placement, the Company entered into a Registration Rights Agreement related to the common stock and warrants that requires the Company, among other things, file a Registration Statement within 65 days from the closing of the May 2010 Private Placement and achieve effectiveness as soon as possible , but in no event later than the 180th day following the Final Closing Date or the 5th trading day following the date on which the Company is notified that the initial Registration Statement will not be reviewed or is no longer subject to review and comments. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, we are required to classify the common stock outside of stockholders’ equity as redeemable common stock.

The Closing warrants included in the May 2010 Private Placement are indexed to 1,044,803 shares of the Company’s common stock and may be exercised until the fourth anniversary of their issuance at an exercise price of $3.61 per share. Pursuant to the Securities Purchase Agreement, we also agreed to issue Make Good warrants to investors to purchase up to an aggregate amount of 2,089,593 shares of our common stock at an exercise price of $0.01 per share which will only become exercisable if we do not meet certain financial performance targets in 2011 and 2012. The “make good” provisions established minimum net income thresholds of $14,382,102 and $15,179,687 for the 2011 and 2012 fiscal years, respectively. If, in a given fiscal year 90% of the applicable minimum net income threshold is not met, such aggregate number of Make Good warrants will become exercisable equal to the amount by which our actual net income is less than the applicable financial target, divided by the financial target, and multiplied by 2,089,593. The Closing and Make Good warrants were evaluated under the guidance of ASC 480, Distinguishing Liabilities and Equity for purposes of their classification. Due to the Make Good warrants contingent exercise provisions, they did not meet the definition of “indexed to a Company’s own stock” and were required to be classified as liabilities and measured at inception and an ongoing basis at fair value. The Closing warrants met the definition of “indexed to a Company’s own stock”; however, they did not meet eight conditions for equity classification provided in ASC 815-40 because they have firm registration rights with no economic alternative to registration. We are required to assume that cash settlement would be the only alternative to non-filing and effectiveness under the standards. Accordingly, the Closing warrants required liability classification at inception and on an ongoing basis at fair value until the registration rights are fulfilled. Fair value of the warrants was measured using the Black-Scholes-Merton valuation technique and in applying this technique the Company was required to develop certain subjective assumptions which are listed in more detail below.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

8 (b).

MAY 2010 PRIVATE PLACEMENT-Cont’d

The total basis in the financing was allocated first to derivative instruments, required to be classified as liabilities with the remaining basis being allocated to the common stock.

The following table illustrates the initial allocation:

		Financing
	Proceeds	cost	Final
	allocation	allocation	Allocation
Gross proceeds	$5,809,000	$--	$5,809,000
Financing costs paid in cash	--	(522,810)	(522,810)
	$5,809,000	$(522,810)	$5,286,190

Derivative liabilities:
Closing warrants:
Investor warrants	$(1,519,144)		$(1,519,144)
Broker warrants		(273,442)	(273,442)
Credit facility warrants		(523,440)	(523,440)
Make Good warrants	(131,891)		(131,891)
Total derivative liabilities	$1,651,035)	(796,882)	$(2,447,917)

Redeemable common stock	$(4,157,965)	$--	$(4,157,965)
Financing costs paid in cash		407,792	407,792
Financing costs paid with warrants		621,568	621,568
Total redeemable common stock	$(4,157,965)	$1,029,360	$(3,128,605)

Deferred finance costs	$--	$290,332	$290,332

In addition to Credit facility warrants, the Company also issued 75,000 common shares to AIBC as partial consideration for its entry into the AIBC Credit Facility.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

8 (b).

MAY 2010 PRIVATE PLACEMENT-Cont’d

The direct financing costs are allocated to the financial instruments (redeemable preferred stock and warrants), based upon their relative fair values. Amounts related to the warrants are recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method while amounts related to the common stock directly offset the carrying value of the redeemable common stock.

8 (c)

CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT

Halter Financial Group, L.P., or HFG, provided certain advisory services to the Company in connection with the acquisition of Minera and the private placement transaction described above. Pursuant to an advisory agreement that Minera entered into with HFG on April 16, 2009, HFG agreed to (a) advise Minera with regard to its desire to effect a combination transaction with a U.S. domiciled public shell corporation, (b) help Minera identify suitable investment bank(s) to act as placement agent for its contemplated private placement transactions and (c) counsel management on matters related to the operating a U.S. domiciled public company. Under the terms of the advisory agreement, HFG was entitled to receive a cash payment of $450,000 at the closing of the reverse acquisition of Minera. In lieu of such cash payment, HFG agreed to accept a cash payment of $260,000 and a promissory note issued by us in the principal amount of $190,000 that accrues simple annual interest at a rate of 3% (the “HFG Note”). The HFG Note is due and payable on the sooner of the closing of our next equity financing (including the receipt of additional funds by the Company from any subsequent closing of the May 12 private placement) or the 180th day following the date of its issuance. In addition, at any time that the HFG Note remains outstanding, it may be converted at HFG’s option into shares of our common stock at a conversion price of $2.78.

The Company has evaluated the terms and conditions of the Convertible Promissory Note under the guidance of ASC 815, Derivatives and Hedging. The embedded conversion feature (“ECF”) is an equity-linked feature that is not clearly and closely related to the risks of the host debt instrument. However, current accounting standards afforded an exemption to bifurcation of the ECF because it is both indexed to the Company’s own stock and otherwise met the definition of Conventional Convertible based upon the fixed conversion price.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

8 (c).

CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT-Cont’d

At the closing, HFG was also issued a “make good” warrant, to purchase up to 985,104 shares of our common stock, (the “HFG Make Good Warrant”). The terms of the HFG Make Good Warrant are identical to the terms of the Make Good Warrants issued to the investors in the private placement and accordingly, they did not meet the definition of “indexed to a Company’s own stock” and were required to be classified as liabilities and measured at inception and an ongoing basis at fair value. The fair value of the Make Good Warrants was determined using the Black-Scholes-Merton valuation technique over the term to contractual expiration. In applying this technique we were required to develop certain subjective assumptions which are listed in more detail below.

The fair value of the Convertible Promissory Note was estimated based upon the present value of its future cash flows, using credit risk adjusted rates, as enhanced by the fair value of the ECF. Since the Company does not have an established credit rating, the credit risk adjusted yield of 15.51% was determined by reference to comparable instruments in public markets and industry-specific risk. The fair value of the ECF was determined using the Monte Carlo Simulation (“MCS”). MCS is an option-based model that embodies assumptions that would likely be considered by market participants who trade the financial instrument. In addition to more traditional assumptions, such as stock price, trading volatilities and risk-free rates, MCS assumptions include credit risk, interest risk and redemption considerations. Significant assumptions included in the MSC valuation technique were as follows:

Assumption
Linked common shares	68,345
Stock price	$2.78
Expected life (years)	4.00
Volatility (based on peers)	58.24%- 63.55%
Risk adjusted yield	15.51%- 16.94%
Risk adjusted interest rate	1.52%- 1.65%

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

8 (c).

CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT-Cont’d

The advisory fee expense was determined based upon the fair value of the Convertible Promissory Note and the Make Good warrants issued to the HFG. In accordance with APB 14, the premium on the Convertible Promissory Note, representing the difference between the fair value and the face value of the note, was recorded to paid in capital.

The following table illustrates the initial allocation:

Initial
Allocation
Convertible Promissory Note	$190,000
Make Good warrants	62,176
Paid in capital	13,835
Total	$266,011

Fair value Disclosures:

ASC 820, Fair value Measurements and Disclosures, provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Financial instruments arising from the May 2010 Private Placement that are measured at fair value on a recurring basis are (i) the investor warrants, (ii) the broker warrants, (iii) the credit facility warrants and (iii) Make Good warrants, respectively.

The warrants were valued using the Black-Scholes-Merton technique, and the Company estimated (i) the expected term as equal to the four-year warrant term, (ii) the volatility, based upon a reasonable peer group, (iii) the risk free rate as the published rate for zero coupon government securities with terms consistent with the expected term.

Information and significant assumptions embodied in our warrant valuations (including ranges for certain assumptions) as of the inception date of the financing are illustrated in the following tables:

	Fair value		Make
	hierarchy	Closing	Good
		Warrants	warrants
Stock price (2)	(2)	$2.78	$2.78
Strike price	n/a	$3.61	$0.01
Volatility (2)	(2)	78.55%	78.55%
Term (years) (3)	(3)	4.00	4.00
Risk-free rate (2)	(2)	1.40%	1.40%
Dividends	n/a	--	--

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

8 (c)

CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT-Cont’d

Since the fair value of the Make Good warrants is dependent on the number of warrants that will vest, the number of warrants was determined using probability-weighted outcomes based on management’s best estimate of the probability of achievement of the performance conditions in 2011 and 2012.

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no Level 1 inputs in our determination of the fair value of the warrants.

(2)

Level 2 inputs are inputs other than quoted prices that are observable. We have valued our common stock at $2.78 which is representative of our best estimate of our enterprise value and is based on the assumption that the consideration of the private placement was the result of an arm’s length transaction. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate. We did not have a historical trading history sufficient to develop an internal volatility rate for use in the Black- Scholes-Merton model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)

Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term. The probability-weighted outcomes of achieving the performance conditions are also a Level 3 input.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

8 (c)

CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT-Cont’d

The following represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2010:

Balances at June 30, 2009	$--

Issuances:
May 2010 private placement:
Closing warrants:
Investor warrants	1,519,144
Broker warrants	273,442
Credit facility warrants	523,440
Make Good warrants	131,891

Advisory services related to acquisition:
Make Good warrants	62,176
Total	2,510,093

Conversions and cancellations	--

Fair value adjustments (a)	--

Balances at June 30, 2010	$2,510,093

(a)

Although the warrants require fair value measurement each reporting period, there were no major changes in the underlying assumptions from the inception date of the financing to June 30, 2010. Accordingly, no fair value adjustments were recorded.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high estimated volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

9.

COMMITMENTS

Ana Maria Plant

On November 20, 2008, the Company signed an option to acquire mining rights to a property located in the Choapa province in the Republic of Chile known as the “Ana Maria Plant”. The option price is Chilean Pesos 250,000,000 that approximates $540,000. Due to certain government legal processes and other required documents, there is a delay in the transfer of the property ownership. The option to acquire the mining rights expired in June 2009 but was extended until the final legal process to transfer the land to the Company is completed.

10.

SEGMENT INFORMATION

As at June 30, 2010, the Company operated in one reportable segment, being the exploration for and the development of mining rights in the Republic of Chile.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

11.

RELATED PARTY TRANSACTIONS

During the quarter, the Company paid salaries of $9,265 ($nil in 2009) to parties that are related to the shareholder of the Company.

During the quarter ended June 30, 2010, related promissory note holders forgave $852,225 in debt (also see Note 4).

The transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties under common control

12.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS

The fair value of a financial instrument is the estimated amount that the Company would receive or pay to settle the financial assets and financial liabilities as at the reporting date. The book value of other receivables, accounts payable and accrued liabilities, and due to related party approximate fair values at the balance sheet dates.

The fair value of the long-term debt has been estimated by discounting future cash flows at a rate offered for debt of similar maturities and credit quality.

		6/30/2010		3/31/2010
Assets/Liabilities	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalent	3,731,151	3,731,151	-	-
Other receivables	298,671	298,671	70,263	70,263
Accounts payable and accrued liabilities	673,833	673,833	1,134,345	1,134,345
Due to related party	833,960	833,960	607,873	607,873

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

12.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS (cont’d)

Interest rate risk

The company’s exposure to interest rate fluctuations is not significant.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of amounts receivable. The Company is not exposed to material losses on its accounts receivable and future revenues.

Commodity price risk

The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals. The Company does not currently use derivative financial instruments to reduce its exposure to commodity price risk.

Liquidity risk

The Company’s exposure to liquidity risk is dependent on the collection of amounts receivable and the ability to raise funds to meet purchase commitments and to sustain operations. The company controls its liquidity risk by managing working capital and cash flows.

Foreign currency risk

The Company is exposed to foreign currency risk as substantially all of the Company’s cash is denominated in Chilean Pesos. This risk is partially mitigated by the fact that a significant portion of the costs associated with the mining claims and deferred exploration expenditures are incurred in Chilean Pesos.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in Chile, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties..

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

  the “Company,” “we,” “us,” or “our,” are to the combined business of CMT and its 99.9% owned subsidiary, Minera, but do not include the stockholders of CMT;

  “CMT” are to Chile Mining Technologies Inc., a Nevada corporation;

  “Minera” are to Sociedad Minera Licancabur, S.A., a Chilean company;

  “Chile” and “Chilean” are to the Republic of Chile;

  “Peso” are to the Chilean peso, the legal currency of Chile;

  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

  “MT” are to metric tons

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended, and “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Exploration” means the process of locating commercially viable concentrations of minerals to mine; and

  “Exploitation” means the act of extracting a mineral resource from source material.

Throughout this report, we have converted Peso to USD as follows:

June 30, 2010
Balance sheet	536 Peso to US$1.00
Statement of income and comprehensive income	529 Peso to US$1.00

June 30, 2009
Balance sheet	532 Peso to US$1.00
Statement of income and comprehensive income	567 Peso to US$1.00

Overview of Our Business

We are a mineral extraction company based in the Republic of Chile, with copper as our principal “pay metal.” Our founders, Messrs. Jorge Osvaldo Orellana Orellana and Jorge Fernando Pizarro Arriagada, have refined the electrowin process in a way that permits the electrowin process to be used at a relatively small mine and/or tailings sites. Electrowinning is a process in which positive and negative electrodes are placed in an acidic solution containing copper ions, and an electric current passed through the solution causes the copper to be deposited on the negative electrodes so that it can be collected. We have obtained rights to conduct our mineral extraction operations at 7 different sites, and are in negotiations to obtain rights to one additional site, in and around the Coquimbo region, which is located in north-central Chile, approximately 400 kilometers north of Santiago. While these sites each have their own mineral deposits, we will procure the majority (approximately 88%) of our source material from non-traditional sources, including tailings, ore, or a combination thereof, by purchasing rights to such source material at smaller sites, where it is not economical for larger open-pit mining companies to operate, due largely to the transportation costs associated with moving source materials to fixed processing sites. By utilizing MINI plants, we are able to build scalable, less expensive plants closer to source material deposits, resulting in significant processing savings. In addition, since smaller sites generally require higher copper prices, due to transportation costs, to operate profitably, these deposits can currently be purchased at a discount. By utilizing this strategy, we are able to reduce costs and operate profitably with smaller deposits.

Acquisition of Minera and Private Placement

On May 12, 2010, we completed a reverse acquisition transaction through a share exchange with Minera and its shareholders whereby we acquired 99.9% of the issued and outstanding capital stock of Minera in exchange for 6,000,000 shares of our common stock, par value $0.001, which constituted 83.33% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Minera became our subsidiary and the former shareholders of Minera became our controlling stockholders. For accounting purposes, the share exchange transaction with Minera was treated as a reverse acquisition, with Minera as the acquirer and CMT as the acquired party.

On May 12, 2010, we also completed a private placement in which we issued and sold to certain accredited investors an aggregate of 2,089,593 shares of our common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, and warrants to purchase up to 1,044,803 shares of our common stock. The warrants have a term of four years, bear an exercise price of $3.61 per share (subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date. As a result of this private placement, we raised approximately $5.8 million in gross proceeds, which left us with approximately $4.5 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.3 million.

On May 6, 2010, and thereafter amended on July 2, 2010, Minera entered into a letter agreement that outlines the proposed terms of a standby facility of credit with AIBC International Corp.(SR), or AIBC. Under the letter agreement we may, subject to the satisfaction of certain conditions, from time to time upon 90 days notice, request an advance from AIBC up to an aggregate of $3.0 million. Any amounts borrowed under the facility will accrue interest at a rate of 12.5% per annum, and must be re-paid within six months from the date of the drawdown. In connection with the execution of the letter agreement, we issued to AIBC 75,000 shares of our common stock a one-year warrant to purchase up to 360,000 shares of our common stock, at an exercise price of $2.78 per share. In addition, we will pay to AIBC additional compensation upon the drawdown of any portion of the $3.0 million.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2010 and 2009 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three months ended June 30, 2010 reflect the first quarter of Fiscal Year 2011, while the financial data for the same period in 2009 reflect the first quarter of Fiscal Year 2010.

	Three Months Ended
	June 30,
	2010	2009
			% Increase /
	Amount	Amount	Decrease
Net sales	$0	$0	n/a %

Cost of sales	$0	$0	n/a %

Gross profit	$0	$0	n/a %

Operating expenses
Impairment of mining rights	$5,640	$25,216	(78%	)
Salaries and wages	$136,526	$0	n/a %
General and admin expenses	$361,106	$32,476	1,012%
Professional fees	$502,891	$21,779	2,209%
Amortization	$75,208	$0	n/a %

Total operating expenses	$1,081,371	$79,471	1,166%

Operating loss before the undernoted	$(1,081,371)	$(79,471)	(1,166%	)
Discount from fair value on initial recognition of long term non-interest bearing loans to related parties	$(78,629)	$0	n/a %

Net Loss	$(1,160,000)	$(79,471)	(1.265%	)
Foreign exchange gain (loss)	$(39,316)	$83,318	(205%	)

Comprehensive loss for the year	$(1,119,316)	$3,847	(30,580%	)

Net Sales

The Company had no revenues for the three months ended June 30, 2010. The Ana Maria plant was taken off-line the first week of May 2010 in order to increase the capacity of this facility. As a result, the total capacity of the Ana Maria plant went from 120 MT/month to 180 MT/month, effectively increasing its capacity by 50%. The Company resumed operations at the plant with the additional capacity in place at the beginning of August 2010. We anticipate that, during our second fiscal quarter of this year, we will recognize earning revenues and that the facility will begin to operate at full capacity during the 3rd fiscal quarter..

The Company had no revenues for the three months ended June 30, 2010 as compared with no revenues for the year ago period ending June 30, 2009. During the three months ended June 30, 2009, Chile Mining Technologies was still a development stage company and had not begun production yet.

Operating Expenses

Our operating expenses primarily consist of salaries and wages, general and administrative expenses and professional fees.

Salaries and Wages

For the three months ended June 30, 2010, salaries and wages were $136,526. As the Company has grown and entered the production phase, it has added employees and hired a management team. For the three months ended June 30, 2009, we incurred $0 in salaries and wages, CMT was still a development stage company at the time and did not have any official employees receiving salary.

General and Administrative Expenses

General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. We expect most components of our general and administrative expenses will increase as our business grows and as we incur increased costs as a public company. General and administrative expenses for the three months ended June 30, 2010 were $361,106 as compared with $32,476 for the same period last year. CMT was still a development stage company during the three months ended June 30, 2009, and as a result incurred significantly fewer general and administrative expenses at this time.

Professional Fees

Professional fees consist of legal fees, accounting fees and other fees associated with our private placement transaction and operating as a public company. For the three months ended June 30, 2010, professional fees were $502,891 compared with $21,779 for the same period last year. The increase is due to our transition to becoming a production stage company, undertaking the private placement transaction and becoming a public company in May 2010.

Net Loss

Net loss, without including the foreign currency translation adjustment, increased to $1,160,000 for the three months ended June 30, 2010 from a net loss of $79,471 for the same period last year, mainly as a result of the reasons as stated above.

Liquidity and Capital Resources

As of June 30, 2010 we had cash and cash equivalents of $3,731,151, and had working capital of $2,570,469 as of June 30, 2010. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (all amounts in U.S. dollars)
	Three Months Ended June 30,
	2010	2009
Net cash provided by (used in) operating activities	$(1,470,001)	$(129,909)
Net cash provided by (used in) investing activities	(288,748)	(419,241)
Net cash provided by (used in) financing activities	5,489,184	465,832
Effects of Exchange Rate Change in Cash	716	83,318
Net Increase in Cash and Cash Equivalents	3,731,151	0
Cash and Cash Equivalents, Beginning	0	0
Cash and Cash Equivalent, End	$3,731,151	$0

Operating activities

Net cash used in operating activities was $1,470,001 for the three months ended June 30, 2010, as compared to $129,909 net cash used in operating activities for the same period in 2009. The increase in operating activities is mainly due to our transition from a development stage company in fiscal 2009 to the production stage in fiscal 2010. In addition, because we took the Ana Maria plant off-line to increase its capacity, we incurred a larger net loss during the June 30, 2010 period.

Investing activities

Net cash used in investing activities for the three months ended June 30, 2010 was $288,748, as compared to $419,241 net cash used in investing activities for the same period in 2009. This increase is mainly the result of investing the majority of the cash received from CMT’s Private Placement transaction into marketable securities.

Financing activities

Net cash provided by financing activities for the three months ended June 30, 2010 was $5,489,184, as compared to $465,832 net cash provided by financing activities for the same period in 2009.

As discussed above, on May 12, 2010, we also completed a private placement in which we issued and sold to certain accredited investors an aggregate of 2,089,593 shares of our common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, and warrants to purchase up to 1,044,803 shares of our common stock. The warrants have a term of four years, bear an exercise price of $3.61 per share (subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date. As a result of this private placement, we raised approximately $5.8 million in gross proceeds, which left us with approximately $4.5 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.3 million.

We believe that our current cash on hand following our recent private placement and expected revenue from operations will be sufficient to implement our plan of operations.

Obligations under Material Contracts

On July 1, 2008, we entered into an agreement with Contratista en Geologia, Mineria y Construccion Jorge Orellana E.I.R.L., or Geominco, a Chilean company wholly-owned by our Chief Executive Officer, Jorge Osvaldo Orellana Orellana. Pursuant to this agreement, we retained Geominco to perform certain construction, remediation and administrative services in relation to our properties located in Matancilla and Salamanca. Payment for services performed under the agreement are pursuant to monthly invoices submitted by Geominco which are payable by us within 30 days. As of June 30, 2010, we owed $833,960 to Geominco under the agreement. However an amount of $164,566 was forgiven in connection with our reverse acquisition and private placement transactions described below.

On September 11, 2008, we issued a promissory note to Geominco in exchange for a loan of 200,000,000 Pesos (approximately $381,345). On June 17, 2010 Geominco forgave 186,308,540 Pesos of the indebtedness under this loan, pursuant to a Loan Cancellation Agreement. Therefore, as of June 30, 2010, the face value of the note is 13,691,460 Pesos (approximately $26,106), which does not bear interest and matures on March 31, 2013.

On July 31, 2009, we issued a promissory note to Geominco in exchange for a loan of 250,000,000 Pesos (approximately $476,681). The promissory note does not bear interest and matures on March 31, 2013. The entire face value of the loan was outstanding as of June 30, 2010 and remains outstanding.

On December 31, 2009, we issued a promissory note to Geominco in exchange for a loan of 554,200,000 Pesos (approximately $1,056,708). The promissory note does not bear interest and matures on March 31, 2013. The entire face value of the loan was outstanding as of June 30, 2010 and remains outstanding.

From time to time, Minera has borrowed funds from its shareholders, directors and officers. As of June 30, 2010, Minera had borrowed 200,000,000 Pesos (approximately $381,345) from Iván Orlando Vergara Huerta, a shareholder, and 231,000,000 Pesos (approximately $440,453) from Jorge Fernando Pizarro Arriagada, a shareholder. On June 17, 2010, Mr. Jorge Fernando Pizarro Arriagada forgave $241,048 of the indebtedness under his loan and Mr. Iván Orlando Vergara Huerta forgave $65,266 of the indebtedness under his loan, pursuant to separate Loan Cancellation Agreements. Accordingly, as of June 30, 2010, the outstanding face values of the loans to Mr. Iván Orlando Vergara Huerta and Mr. Jorge Fernando Pizarro, which do not bear interest and mature on March 31, 2013, were $316,079 and $199,405, respectively.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Seasonality

The price of copper on the LME fluctuates during the year, with prices tending to be stronger in the April to September period, and weaker in the October to March period, subject to global supply and demand.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

  Exploration Costs and Mineral Property Right Acquisitions. The Company is engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930) at each fiscal quarter end. Impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

  Foreign Currency Translation. The Company uses the “Current rate method” to translate its financial statements from Chilean Pesos into U.S. Dollars. The assets and liabilities of the Company, except for the capital, are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The capital is translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the company into U.S. Dollars are recorded in stockholders' equity as part of accumulated comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issue of share and payment of dividends which are translated at the historical rates. Due to the use of different rates for translation, the figures in the statement of changes in cash flows may not agree with the differences between the year end balances as shown in the balance sheets.

  Machinery and Equipment. Machinery and equipment is recorded at cost and is stated net of accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The costs of improvements that extend the life of equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred. Machinery and equipment are depreciated at rates sufficient to write off their cost over their estimated useful lives on a straight-line basis. The estimated useful lives of the assets are as follows: Property, Plant and Equipment -10 years. Additions during the year are amortized on half year rule.

  Revenue Recognition. Revenue is recognized at the time the sale price is fixed, the product’s title is transferred to the buyer and collectability of the sales proceeds is reasonably assured.

  Comprehensive income. The Company has chosen to report comprehensive income in the statements of changes in stockholders’ deficiency. Comprehensive income comprised net income and all changes to stockholders' deficiency except those due to investments by owners and distributions to owners.

  Assets Retirement Obligation. The Company discloses its financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. The fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at June 30, 2010, there are no assets retirement obligations.

  Income Taxes. The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.

  Impairment and Disposal of Long-Lived Assets. The carrying values of long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

  Accounting for Derivative Instruments and Hedging Activities. The Company recognizes all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this pronouncement does not have an impact on the Company’s financial statements.

  Earnings (Loss) Per Share. The Company computes net loss of both basic and diluted earnings per share, or EPS, on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements.

Recent Accounting Pronouncements

The FASB accounting standards codification and the hierarchy of generally accepted accounting principles

In June 2009, the FASB issued the FASB Accounting Standards Codification, or ASC, 105. The ASC amended the hierarchy of generally accepted accounting principles, or GAAP, such that the ASC became the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretative releases which, for the Company, are also authoritative U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. The ASC identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in accordance with U.S. GAAP. The Company adopted this standard during the quarter ended September 30, 2009.

Fair value measurements

In September 2006, the FASB issued an accounting standard codified in ASC 820, “Fair Value Measurements and Disclosures”. This standard established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This standard applies under other accounting standards that require or permit fair value measurements. One of the amendments deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent (periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. These remaining aspects of the fair value measurement standard were adopted by the Company prospectively beginning April 1, 2009.

Business combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and, in April 2009, issued FAS 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, to amend and clarify SFAS No. 141(R), “Business Combinations”, now part of ASC 805, “Business Combinations”. Effective for the Company beginning on April 1, 2009, the standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill and establishes disclosure requirements that enable users of the Company’s financial statements to evaluate the nature and financial effects of the business combination. The adoption of this standard did not have a material impact on the Company’s financial statements.

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, which is now a part of ASC 810. The amendments to ASC 810 are effective for the fiscal year beginning April 1, 2009 and changes the accounting and reporting for ownership interests in subsidiaries held by parties other than the parent. These non-controlling interests are to be presented in the consolidated balance sheet within equity but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest is to be clearly identified and presented on the face of the consolidated statement of operations. In addition, this ASC establishes standards for a change in a parent’s ownership interest in a subsidiary and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The ASC also establishes reporting requirements for providing sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company prospectively adopted this ASC effective April 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

Determination of the useful life of intangible assets

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The guidance, now part of ASC 350, “Intangibles – Goodwill and Others”, and ASC 275, “Risks and Uncertainties”, applies to (i) intangible assets that are acquired individually or with a group of other assets and (ii) intangible assets acquired in both business combinations and asset acquisitions. Entities estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The Company adopted this standard effective April 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

Equity method investment accounting considerations

In November 2008, the FASB issued EITF 08-06, “Equity Method Investment Accounting Considerations”, now part of ASC 323, “Investments – Equity Method and Joint Ventures”, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent is to provide guidance on: (i) determining the initial measurement of an equity method investment, (ii) recognizing other-than-temporary impairments of an equity method investment and (iii) accounting for an equity method investee’s issuance of shares. The Company adopted this standard effective April 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The guidance, now part of ASC 820, “Fair Value Measurements and Disclosures”, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted this standard effective April 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

Subsequent events

In May 2009, the FASB issued ASC 855, “Subsequent Events” (formerly SFAS No. 165 “Subsequent Events”) which requires SEC filers to evaluate subsequent events through the date the financial statements are issued. In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which amended the guidance in ASC 855 to remove the requirement to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Measuring liabilities at fair value

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820, “Fair Value Measurements and Disclosures”. The ASU clarifies that the quoted price for an identical liability should be used; however, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered Level 1 fair value measurements. The Company adopted this ASU effective October 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

Accounting and reporting for decreases in ownership of a subsidiary

In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification”. The ASU clarifies that the scope of the decrease in ownership provisions included in ASC 810, “Consolidations” and related guidance applies to: (i) a subsidiary or a group of assets that is a business or a nonprofit activity; (ii) a subsidiary that is a business or a non-profit activity that is transferred to an equity method investee or a joint venture; and (iii) an exchange of a group of assets that constitutes a business or non-profit activity for a non-controlling interest in an entity. The standard also clarifies that the decrease in ownership guidance does not apply to certain transactions, such as sales of in substance real estate or conveyance of oil and gas properties. The Company adopted this standard effective April 1, 2009 in conjunction with adoption of the non-controlling interest standard. The adoption of this standard did not have a material impact on the Company’s financial statements.

Equity

In January 2010, the FASB issued ASU No. 2010-01, “Equity”, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of earnings per share calculations. The Company adopted this ASU effective December 31, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

Improving disclosures about fair value measurements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements”, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and Level 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The ASU is effective for the Company beginning on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for the Company beginning on April 1, 2011. The Company adopted this ASU effective January 1, 2010. The adoption of this standard did not have a material impact on the Company’s financial statements. The Company does not have any such items and no additional disclosure has been name in these financial statements.

Revenue recognition

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The amendments also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. For the Company, this ASU is effective prospectively for revenue arrangements entered into or materially modified on or after April 1, 2011. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Improvements to financial reporting by enterprises involved with variable interest entities

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amends ASC 810, “Consolidation”. The amendments give guidance and clarification of how to determine when a reporting entity should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. The amendments in this ASU are effective for the Company beginning on April 1, 2010. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Embedded credit derivatives

In March 2010, the FASB issued ASU No. 2010-11, “Scope Exception Related to Embedded Credit Derivatives”, which clarifies that financial instruments that contain embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one instrument to another are not subject to bifurcation and separate accounting. The scope exception only applies to an embedded derivative feature that relates to subordination between tranches of debt issued by an entity and other features that relate to another type of risk must be evaluated for separation as an embedded derivative. The ASU is effective for the Company beginning on July 1, 2010, with early adoption permitted in first fiscal quarter beginning after March 5, 2010. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Share based payment awards

In April 2010, the FASB issued ASU No. 2010-13, “Effect of Denominating the Exercise Price of Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU will amend ASC 718, “Compensation- Stock Compensation” and it is effective for the Company beginning on April 1, 2011. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEMS 4

AND 4A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.

RISK FACTORS.

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2010 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED).

ITEM 5.

OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.

EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chile Mining Technologies Inc.

Dated: August 23, 2010	/s/ Jorge Osvaldo Orellana Orellana
Jorge Osvaldo Orellana Orellana
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 23, 2010	/s/ Jose Luis Munoz Aviles
Jose Luis Munoz Aviles
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002