Form 10-Q
period 2010-09-30
Chile Mining Technologies Inc.
filed 2010-11-19
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-168187

CHILE MINING TECHNOLOGIES INC.
(Name of Small Business Issuer in Its Charter)

Nevada	26-1516355
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 18, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	9,364,593

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

CHILE MINING TECHNOLOGIES INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Amounts expressed in US Dollars)

(Unaudited)

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS as at September 30, 2010 and March 31, 2010
(Amounts expressed in U.S. Dollars)

	September 30,	March 31,
	2010	2010
		(Audited)
ASSETS

Current
Cash and cash equivalent	2,056,401	-
Accounts receivables	64,684	-
Other receivables	$602,123	$70,263
Inventory-raw materials	136,269	-
Goods in transit	-	22,850
	2,859,477	93,113

Deferred Financing Costs (Note 8 (b))	263,057	-
Property plant and equipment (Note 3)	4,999,313	3,188,944

	$8,121,847	$3,282,057

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$778,570	$1,134,345
Obligation under capital leases	42,376
Promissory notes	-	85,967
Due to related party (Note 5)	786,976	607,873
Convertible Promissory Note (Note 8 (c))	190,000	-

	1,797,922	1,828,185

PROMISSORY NOTES (Note 4)	1,071,996	1,765,338
LONG TERM -OBLIGATION UNDER CAPITAL LEASES	159,326
DERIVATIVE FINANCIAL INSTRUMENTS (Note 8 (a))	2,499,421	-

	5,528,665	3,593,523

REDEEMABLE COMMON STOCK (Note 8 (b))	3,128,605	-
Stockholders’ deficiency
Capital stock (note 6)	9,365	10,715
Contributed surplus (Note 4)	2,271,893	1,404,458
Deficit	(3,543,617)	(1,842,036)
Accumulated other comprehensive gain	726,936	115,397

	(535,423)	(311,466)

Total liabilities and stockholders’ deficiency	$8,121,847	$3,282,057

Commitments (Note 9)
Related Party Transactions (Note 12)

The accompanying notes are an integral part of these interim financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS, DEFICIT AND
COMPREHENSIVE LOSS
(Amounts expressed in U.S. Dollars)

	For the three months ended		For the six months ended
	September 30,		September 30,

	2010	2009	2010	2009
	$	$	$	$

Net sales	64,684		64,684

Cost of sales	43,036		43,036

Gross Profit	21,648		21,648
Operating expenses:
Impairment of mining rights (Note 7)	1,280	1,011	6,920	26,227
Salaries and wages	88,563	15119	225,089	36897
General and administrative	261,723	180,961	622,829	213,438
Professional fees	24,438		527,329
Amortization	89,280	-	164,488
	465,284	197,091	1,546,655	276,562

Operating loss before the undernoted	(443,636)	(197,091)	(1,525,007)	(276,562)

Other expense-interest	(27,275)		(27,275)

Other income (expense)-Derivative Financial Instrument	10,672		10,672

Interest expense relating to initial recognition of long term non-interest bearing loans to related parties (Note 4)	(81,342)	-	(159,971)

Net Loss for the period	(541,581)	(197,091)	(1,701,581)	(276,562)
Foreign exchange translation adjustment for the period	650,855	28,018	611,539	111328

Comprehensive loss for the period	109,274	(169,073)	(1,090,042)	(165,234)

Accumulated other comprehensive gain (loss),

beginning of period	76,081	(49,447)	115,397	(33,871)

Foreign exchange translation adjustment for the period	650,855	28,010	611,539	111328
Accumulated other comprehensive gain (loss), end of period	726,936	(21,437)	726,936	77,457
Weighted average number of common shares outstanding	9,364,593	6,000,000	8,336,418	6,000,000
Loss per share – basic and diluted	(0.06)	(0.03)	(0.20)	(0.05)

The accompanying notes are an integral part of these interim financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts expressed in U.S. Dollars)

	For the six months ended
	September 30,

	2010	2009

Cash Flows from Operating Activities:
Net loss	$(1,701,581)	$(276,562)
Impairment of mining rights	6,920	1,011
Amortization	164,488	-
Discount from fair value on initial recognition of long term non-interest bearing loans from related parties	159,971	-
Issue of convertible promissory note for professional fees	190,000	-
Warrant derivative liabilities expensed	62,176	-
Amortization of deferred finance costs	27,275	-
Fair value adjustments related to warrants	(10,672)	-
Changes in non-cash working capital:
Increase in accounts receivables	(64,684)	-
Increase in other receivables	(525,931)	(12,917)
Increase in goods in transit/Inventory	(88,641)	-
Increase in capital lease obligation	201,702
Increase (Decrease) in accounts payable and accrued liabilities	(451,490)	111,107

Net Cash provided (used) by Operating Activities	(2,030,467)	(177,361)

Cash Flows from Investing Activities:

Acquisition of mining rights	(6,920)	(1,011)
Acquisition of equipment	(1,707,036)	(1,037,303)

Net Cash used by Investing Activities	(1,713,956)	(1,038,314)

Cash Flows from Financing Activities:
Proceeds (Repayment) of promissory notes	(47,222)	1,196,779
Due from related party	127,811	13,914
Proceeds from redeemable common stock, net	5,286,190	-

Net Cash Provided By Financing Activities	5,366,779	1,210,693

Effects of foreign currency exchange rate changes	434,045	4,982

Net Increase in Cash	2,056,401	-

Cash and cash equivalent at beginning of the year	-	-

Cash and cash equivalent at end of the year	$2,056,401	$-

Supplemental information:
Income tax paid	Nil	Nil
Interest paid	Nil	Nil

The accompanying notes are an integral part of these interim financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

The condensed consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form S-1. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2010 and September 30, 2009, the results of its operations for the three and six month periods ended September 30, 2010 and September 30, 2009, and its cash flows for the three and six month periods ended September 30, 2010 and September 30, 2009. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three and six month period ended September 30, 2010 are not necessarily indicative of results to be expected for the full year. The interim consolidated financial statements include the accounts of Chile Mining Technologies, Inc. (the “Company” or “Chile Mining” ), and its subsidiary Minera Licancabur S.A. (“Minera”) (99.99% owned by the Company). All material inter-company accounts and transactions have been eliminated.

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS-Cont’d

The Company’s Chief Executive Officer (“CEO”), who is also one of the former shareholders of Minera, retained one share of Minera, constituting 0.1% of Minera’s issued and outstanding capital stock. The acquisition of Minera was structured to allow the CEO to retain one share of Minera in order to comply with Chilean legal requirements to have at least two record owners of its capital stock. Upon the closing of the Share Exchange Agreement, the CEO entered into a nominee agreement with us pursuant to which he agreed to act as the record holder of such share, but agreed that all other rights to the share, including the right to receive distributions on the share, vote the share and be the beneficial owner of the share, rest in the Company.

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

3.	MACHINERY AND EQUIPMENT

	9/30/2010			3/31/2010
		Accumulated
	Cost	Amortization	Net	Net
	$	$	$	$
Santa Filomena Plant	1,289,017	-	1,289,017	255,814
Ana Maria Plant and equipment	3,819,732	247,302	3,572,430	2,933,130
Combarbala Plant	137,866	-	137,866	-
	5,246,615	247,302	4,999,313	3,188,944

4.	PROMISSORY NOTES

Promissory notes from related parties payable were unsecured and consisted of the following:

		September 30,	March 31,
Company	Interest Rate	2010	2010

Ivan Vergara	Nil	$187,722	232,097
Jorge Pizarro	Nil	51,152	268,074
Geominco EIRL	Nil	833,122	1,265,167

Total Long Term		$1,071,996	1,765,338

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Amounts expressed in U.S. Dollars)

All long term liabilities are valued at fair market value at inception. These long term loans do not bear interest and had a maturity date of March 31, 2013. The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated by using the net present value of the loans, at an assumed interest rate of 18%. The amount of the discount, being $1,404,458 ($nil in 2009) was recorded in “Contributed surplus” on the accompanying balance sheet.

During the prior quarter ended June 30, 2010, the promissory note holders forgave $852,225 in debt. The transaction was accounted for as a capital transaction with related parties and the company credited ‘Contributed surplus’ with $852,225.

In addition, the Company credited contributed surplus with $13,835 (refer to Note 8 (c)) and an additional $3,540 on recapitalization of reverse merger, being the excess over par value of the shares issued and outstanding.

The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize discounts on promissory notes to related parties for the six month period ended September 30, 2010 in the amount of $159,971 ($nil in 2009).

5.	DUE TO/FROM RELATED PARTY

As of September 30, 2010, the Company owes Geominco E.I.R.L. $786,976. This advance is unsecured non-interest bearing and due on demand. The Company did not establish a bank account from inception (January 24, 2008) to March 31, 2010 and opened an account only during the period ended September 30, 2010. Thus, all cash transactions reflected in these financial statements prior to opening of the bank account were recorded in the bank accounts of Geominco E.I.R.L.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Amounts expressed in U.S. Dollars)

6.	CAPITAL STOCK

Authorized
Preferred Stock; $0.001 par value
10,000,000 shares authorized

Common Stock: $0.001 par value
100,000,000 shares authorized

Issued
Preferred Stock: None issued and outstanding

Common Stock:

	Number of
	Shares	Amount
		$
Minera common shares	1,000	10,715
Adjustment for Reverse Takeover	5,999,000	(3,540)
Chile Mining Common Stock	4,800,500	25
Cancellation of common stock of Chile Mining	(3,600,500)
Issuance of stock against private placement	2,089,593	2,090
Issuance of stock for credit facility AIBC	75,000	75
Share capital as of September 30, 2010	9,364,593	9,365

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as our secured convertible debenture and warrant financing arrangements that are either (i) not afforded equity classification or (ii) embody risks not clearly and closely related to host contracts. As required by ASC 815, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The following table summarizes the components of the derivative liabilities as of September 30, 2010 and inception of the instruments:

	September 30,	Inception
May 2010 Private Placement:	2010	May 12, 2010
Investor warrants	$1,295,556	$1,519,144
Broker warrants	233,197	273,442
Credit facility warrants	446,400	523,440
Make Good warrants	356,296	131,891
Acquisition advisory fees:
Make Good warrants	167,972	62,176
Total derivative liabilities	$2,499,421	$2,510,093

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Amounts expressed in U.S. Dollars)

8(a)	DERIVATIVE FINANCIAL INSTRUMENTS –Cont’d

The following table summarizes the common shares indexed to the derivative instruments as of September 30, 2010 and inception of the instruments:

	September 30,	Inception
May 2010 Private Placement:	2010	May 12, 2010
Investor warrants	1,044,803	1,044,803
Broker warrants	188,062	188,062
Credit facility warrants	360,000	360,000
Make Good warrants	137,566	47,597
Acquisition advisory fees:
Make Good warrants	64,854	22,438
Total derivative liabilities	1,795,285	1,662,900

Since the number of common shares indexed to the Make Good warrants is dependent on the number of warrants that will vest based on the achievement of certain performance conditions, as discussed below, the number of shares of common stock indexed to the warrants was determined using probability-weighted outcomes based on management’s best estimate of the probability of achievement of the performance conditions in 2011 and 2012.

8 (b).	MAY 2010 PRIVATE PLACEMENT

On May 12, 2010, the Company commenced a private placement of (i) 2,089,593 shares of common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, (ii) Closing warrants to purchase up to 1,044,803 shares of our common stock, and (iii) Make Good warrants to purchase up to an aggregate of 2,089,593 shares of our common stock (the “May 2010 Private Placement). In connection with the May 2010 Private Placement, the company entered into a Registration Rights Agreement related to the common stock and warrants that requires the Company to, among other things, file a Registration Statement within 65 days from the closing of the May 2010 Private Placement and achieve effectiveness as soon as possible , but in no event later than the 180th day following the Final Closing Date or the 5th trading day following the date on which the Company is notified that the initial Registration Statement will not be reviewed or is no longer subject to review and comments. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, we are required to classify the common stock outside of stockholders’ equity as redeemable common stock.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Amounts expressed in U.S. Dollars)

8 (b).	MAY 2010 PRIVATE PLACEMENT-Cont’d

The Closing warrants included in the May 2010 Private Placement are indexed to 1,044,803 shares of the Company’s common stock and may be exercised until the fourth anniversary of their issuance at an exercise price of $3.61 per share. Pursuant to the Securities Purchase Agreement, the Company has also agreed to issue Make Good warrants to investors to purchase up to an aggregate amount of 2,089,593 shares of our common stock at an exercise price of $0.01 per share which will only become exercisable if we do not meet certain financial performance targets in 2011 and 2012. The “make good” provisions established minimum net income thresholds of $14,382,102 and $15,179,687 for the 2011 and 2012 fiscal years, respectively. If, in a given fiscal year 90% of the applicable minimum net income threshold is not met, such aggregate number of Make Good warrants will become exercisable equal to the amount by which our actual net income is less than the applicable financial target, divided by the financial target, and multiplied by 2,089,593. The Closing and Make Good warrants were evaluated under the guidance of ASC 480, Distinguishing Liabilities and Equity for purposes of their classification. Due to the Make Good warrants contingent exercise provisions, they did not meet the definition of “indexed to a Company’s own stock” and were required to be classified as liabilities and measured at inception and an ongoing basis at fair value. The Closing warrants met the definition of “indexed to a Company’s own stock”; however, they did not meet eight conditions for equity classification provided in ASC 815-40 because they have firm registration rights with no economic alternative to registration. We are required to assume that cash settlement would be the only alternative to non-filing and effectiveness under the standards. Accordingly, the Closing warrants required liability classification at inception and on an ongoing basis at fair value until the registration rights are fulfilled. Fair value of the warrants was measured using the Black-Scholes-Merton valuation technique and in applying this technique we were required to develop certain subjective assumptions which are listed in more detail below.

The total basis in the financing was allocated first to derivative instruments, required to be classified as liabilities with the remaining basis being allocated to the common stock.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

The Company amortized deferred finance cost by $27,275 during the quarter ended September 30, 2010. Deferred finance costs outstanding as of September 30, 2010 is $ 263,057

The direct financing costs are allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants are recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method while amounts related to the common stock directly offset the carrying value of the redeemable common stock.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

The warrants were valued using the Black-Scholes-Merton technique, and the Company estimated (i) the expected term as equal to the remaining term on the warrant, (ii) the volatility, based upon a reasonable peer group, (iii) the risk free rate as the published rate for zero coupon government securities with terms consistent with the expected term.

Information and significant assumptions embodied in our warrant valuations (including ranges for certain assumptions) as of September 30, 2010 are illustrated in the following tables:

			Make
	Fair value	Closing	Good
	hierarchy	Warrants	warrants
Warrants to purchase common
stock:
Stock price (1)	(2)	$2.60	$2.60
Strike price	n/a	$3.61	$0.01
Volatility (2)	(2)	79.02%	79.02%
Term (years) (3)	(3)	3.62	3.62
Risk-free rate (2)	(2)	0.64%	0.64%
Dividends	n/a	--	--

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Amounts expressed in U.S. Dollars)

8 (c)	CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT-Cont’d

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. We used our trading market price as of September 30, 2010 as input into the model which is a Level 1 input.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate. We did not have a historical trading history sufficient to develop an internal volatility rate for use in the Black-Scholes-Merton model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term. The probability-weighted outcomes of achieving the performance conditions are also a Level 3 input.

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments for the three and six months ended September 30, 2010:

May 2010 Private Placement:
Investor warrants	$223,588
Broker warrants	40,245
Credit facility warrants	77,040
Make Good warrants	(224,405)
Acquisition advisory fees:
Make Good warrants	(105,796)
$10,672

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Amounts expressed in U.S. Dollars)

8 (c) CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT-Cont’d

The following represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended September 30, 2010:

Balances at June 30, 2010	$2,510,093

Issuances	--

Conversions and cancellations	--

Fair value adjustments (a)	(10,672)

Balances at September 30, 2010	$2,499,421

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

As at September 30, 2010, the Company operated in one reportable segment, being the exploration for and the development of mining rights in the Republic of Chile.

11.	INTERNATIONAL OPERATIONS

The financial statements of the Company’s international operations through its subsidiary in Chile are measured using local currencies as their functional currencies.

The Company translates the assets and liabilities of its non-U.S. subsidiary at the exchange rates in effect at quarter end and the results of operations at the average rate throughout the period. The translation adjustments are recorded directly as a separate component of shareholders’ equity, The Company recorded a translation gain of $611,539 in its equity section of the Balance sheet under accumulated other comprehensive gain.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Amounts expressed in U.S. Dollars)

12.	RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2010, the Company paid salaries of $10,593 ($nil in 2009) to parties that are related to the shareholder of the Company.

During the quarter ended June 30, 2010, related promissory note holders forgave $852,225 in debt. (See also Note 4)

The transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties under common control.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS

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

	9/30/2010		3/31/2010
Assets/Liabilities	Carrying value	Fair value	Carrying value	Fair value

Cash and cash equivalent	2,056,401	2,056,401	-	-
Accounts receivables	64,684	-
Other receivables	602,123	602,123	70,263	70,263
Accounts payable and accrued liabilities	778,570	778,570	1,134,345	1,134,345
Due to related party	786,976	786,976	607,873	607,873

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Amounts expressed in U.S. Dollars)

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS (cont’d)

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

Throughout this report, we have converted Peso to USD as follows:

September 30, 2009
Balance sheet
Statement of income and comprehensive income

Overview of Our Business

We are a mineral extraction company based in the Republic of Chile, with copper as our “pay metal.” Our founders, Messrs. Jorge Osvaldo Orellana Orellana and Jorge Fernando Pizarro Arriagada, have refined the electrowin process in a way that permits the electrowin process to be used at a relatively small mine and/or tailings sites. Electrowinning is a process in which positive and negative electrodes are placed in an acidic solution containing copper ions, and an electric current passed through the solution causes the copper to be deposited on the negative electrodes so that it can be collected.

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

By utilizing Minimum Intrusion Non-traditional Input, or MINI, plants, we are able to build scalable, less expensive plants closer to source material deposits, thereby resulting in significant processing savings. In addition, since smaller sites generally require higher copper prices, due to transportation costs, to operate profitably, these deposits can currently be purchased at a discount. By utilizing this strategy, we are able to reduce costs and operate profitably with smaller deposits. We estimate that the MINI plant technology will allow us to break even at copper prices as low as US$1.00 per pound or US$2,205 per metric ton. As of September 30, 2010, copper was trading at $8,053 per metric ton on the London Metals Exchange, or LME.

Operations are currently underway at our Ana Maria plant. Following capacity upgrades in May 2010, the present annual capacity of the Ana Maria plant is approximately 2,225 metric tons. We have also begun preparatory work at some of the additional sites we have under our control, in anticipation of the construction of additional MINI plants over the next 18 to 24 months.

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

On May 12, 2010, we also completed a private placement in which we issued and sold to certain accredited investors an aggregate of 2,089,593 shares of our common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, and warrants to purchase up to 1,044,803 shares of our common stock. The warrants have a term of four years, bear an exercise price of $3.61 per share (subject to customary adjustments for stock splits, stock combinations, reclassifications and similar events), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date. As a result of this private placement, we raised approximately $5.8 million in gross proceeds, which left us with approximately $4.5 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.3 million.

On May 6, 2010, Minera entered into a letter agreement that outlines the proposed terms of a standby facility of credit with AIBC International Corp.(SR), or AIBC. Under the letter agreement we may, subject to the satisfaction of certain conditions, from time to time upon 90 days notice, request an advance from AIBC up to an aggregate of $3.0 million. Any amounts borrowed under the facility will accrue interest at a rate of 12.5% per annum, and must be re-paid within six months from the date of the drawdown. In connection with the execution of the letter agreement, we issued to AIBC 75,000 shares of our common stock a one-year warrant to purchase up to 360,000 shares of our common stock, at an exercise price of $2.78 per share. In addition, we will pay to AIBC additional compensation upon the drawdown of any portion of the $3.0 million, which compensation will be equal to (i) 8% for the first $1.0 million, (ii) 12% for the second $1.0 million and 18% for the third $1.0 million. If we draw down all $3.0 million of the facility, we would receive net proceeds of $2.62 million and pay aggregate compensation to AIBC of $380,000.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2010 and 2009 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three months ended September 30, 2010 reflect the second quarter of Fiscal Year 2011, while the financial data for the same period in 2009 reflect the second quarter of Fiscal Year 2010.

	Three Months Ended
	September 30,
	2010		2009
				%
				Increase /
	Amount		Amount	Decrease
Net sales	$64,684	$		n/a

Cost of sales	$43,036	$		n/a

Gross profit	$21,648	$		n/a

Operating expenses
Impairment of mining rights	$1,280		$1,011	27%
Salaries and wages	$88,563		$15,119	486%
General and admin expenses	$261,723		$180,961	45%
Professional fees	$24,438	$		n/a
Amortization	$89,280	$		n/a

Total operating expenses	$465,284		$197,091	136%

Operating loss before the undernoted	$(443,636)		$(197,091)	(125%	)
Other expense-interest	$(27,275)	$		n/a
Other income (expense)-Derivative Financial Instrument	$10,672	$		n/a
Discount from fair value on initial recognition of long term non-interest bearing loans to related parties	$(81,342)	$		n/a
Net Loss for the period	$(541,581)	$(197,091)	(175%	)
Foreign exchange translation adjustment for the period	$650,855	$28,018	2,223%

Comprehensive gain / loss for the year	$109,274	$(169,073)	165%

Net Sales

The Company had revenues of $64,684 for the three months ended September 30, 2010. The Ana Maria plant was taken off-line the first week of May 2010 in order to increase the capacity of this facility. As a result, the total capacity of the Ana Maria plant went from 120 MT/month to 180 MT/month, effectively increasing its capacity by 50%. We resumed operations at the plant with the additional capacity in place in August 2010. The decision to increase the capacity at the Ana Maria plant resulted in our lowered production levels for this quarter. The Company anticipates resuming its ramp to full capacity during the 3rd fiscal quarter of 2010, with no additional time offline for this facility.

The Company had revenues of $64,684for the three months ended September 30, 2010 as compared with no revenues for the year ago period ending September 30, 2009. During the three months ended September 30, 2009, we had not begun the extraction of copper.

Cost of Sales

Cost of sales includes direct costs associated with the sale of the product. The Company incurred cost of sales of $43,036 for the three months ended September 30, 2010, as compared with no cost of sales for the year ago same period ending September 30, 2009

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. In the three months ended September 30, 2010, gross profit was $21,648 and gross margin was 33.5% . During the three months ended September 30, 2009, we had not begun the extraction of copper and therefore had no gross profit.

Operating Expenses

Our operating expenses primarily consist of salaries and wages, general and administrative expenses and professional fees. As we continue to ramp up our extraction activities, we will begin to incur material operating costs

Salaries and Wages

For the three months ended September 30, 2010, salaries and wages were $88,563. As the Company has grown and commenced material operations, it has added employees and hired a management team. For the three months ended September 30, 2009, we incurred $15,119 in salaries and wages as we had not yet commenced extraction operations.

General and Administrative Expenses

General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. We expect most components of our general and administrative expenses will increase as our business grows and as we incur increased costs as a public company. General and administrative expenses for the three months ended September 30, 2010 were $261,723 as compared with $180,961 for the same period in 2009. We had not yet commenced extraction operations as of the three months ended September 30, 2009 and as a result incurred fewer general and administrative expenses at such time.

Professional Fees

Professional fees consist of legal fees, accounting fees and other fees associated with our private placement transaction and operating as a public company. For the three months ended September 30, 2010, professional fees were $24,438. We incurred no professional fees during the same period last year. The increase is due to our becoming a public company in May 2010.

Amortization

The Company records amortization to record the impairment or usage of its property, plant and equipment which had been put to use. For the three months ended September 30, 2010, amortization was $89,280. During the three months ended September 30, 2009, we had not commenced the use of our property, plant and equipment and had not begun recording amortization.

Other Expenses

Other expense – interest

Interest expense for the three months ended September 30, 2010 was $27,275 which is the amortization of deferred finance costs (refer to note 8(b) to the financial statements). During the three months ended September 30, 2009, no interest expense was recorded because the Company had not raised funds and not incurred finance costs.

Other income-Derivative Financial Instrument

Other income related to the derivative financial instrument for the three months ended September 30, 2010 was $10,672. This was to record the fair value adjustments relating to warrants issued and outstanding as of September 30, 2010. . During the three months ended September 30, 2009, no other income related to the derivative financial instrument was recorded because the Company did not have any derivative instruments in its financial statements.

Interest expense relating to the initial recognition of long term non-interest bearing loans to related parties

Interest expense relating to initial recognition of long term non-interest bearing loans to related parties for the three months ended September 30, 2010 was $81,342. This relates to the valuation of promissory notes valued at fair market value at inception. These long term promissory loans do not bear interest and had a maturity date of March 31, 2013. The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period

Net Loss

Net loss increased to $(541,581) for the three months ended September 30, 2010 from a net loss of $(197,091) for the same period last year, mainly as a result of the reasons as stated above.

Comparison of the Six Months Ended September 30, 2010 and 2009 (audited)

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage increase/decrease over prior year numbers for the periods indicated in dollars.

The financial data for the six months ended September 30, 2010 reflect the first and second quarters of Fiscal Year 2011, while the financial data for the same period in 2009 reflect the first and second quarters of Fiscal Year 2010.

	Six Months Ended
	September 30,
	2010		2009
				%
				Increase /
	Amount		Amount	Decrease
Net sales	$64,684	$		n/a

Cost of sales	$43,036	$		n/a

Gross profit	$21,648	$		n/a

Operating expenses
Impairment of mining rights	$6,920		$26,227	(74%	)
Salaries and wages	$225,089		$36,897	510%
General and admin expenses	$622,829		$213,438	192%
Professional fees	$527,329	$		n/a
Amortization	$164,488	$		n/a

Total operating expenses	$1,546,655		$276,562	459%

Operating loss before the undernoted	$(1,525,007)		$(276,562)	(451%	)
Other expense-interest	$(27,275)	$		n/a
Other income (expense)-Derivative Financial Instrument	$10,672	$		n/a
Discount from fair value on initial recognition of long term non-interest bearing loans to related parties	$(159,971)	$		n/a

Net loss for the period	$(1,701,581)		$(276,562)	(515%	)
Foreign exchange translation adjustment for the period	$611,539		$111,328	449%

Comprehensive loss for the year	$(1,090,042)		$(165,234)	560%

Net Sales

The Company had revenues of $64,684 for the six months ended September 30, 2010. The Ana Maria plant was taken off-line the first week of May 2010 in order to increase the capacity of this facility. As a result, the total capacity of the Ana Maria plant went from 120 MT/month to 180 MT/month, effectively increasing its capacity by 50%. We resumed operations at the plant with the additional capacity in place in August 2010.

The Company had revenues of $64,684for the six months ended September 30, 2010 as compared with no revenues for the year ago period ending September 30, 2009. During the six months ended September 30, 2009, we had not begun extraction of copper.

Cost of Sales

Cost of sales includes direct costs associated with the sale of the product. The Company incurred cost of sales of $43,036 for the six months ended September 30, 2010, as compared with no cost of sales for the year ago same period ending September 30, 2009

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. In the six months ended September 30, 2010, gross profit was $21,648 and gross margin was 33.5% . During the six months ended September 30, 2009, we had not begun the extraction of copper and therefore had no gross profit.

Operating Expenses

Our operating expenses primarily consist of salaries and wages, general and administrative expenses and professional fees. As we continue to ramp up our extraction activities, we will begin to incur material operating costs

Salaries and Wages

For the six months ended September 30, 2010, salaries and wages were $225,089. As the Company has grown and commenced material operations, it has added employees and hired a management team. For the six months ended September 30, 2009, we incurred $36,897 in salaries and wages as we had not yet commenced extraction operations.

General and Administrative Expenses

General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. We expect most components of our general and administrative expenses will increase as our business grows and as we incur increased costs as a public company. General and administrative expenses for the six months ended September 30, 2010 were $622,829 as compared with $213,438 for the same period in 2009. We had not yet commenced extraction operations as of the six months ended September 30, 2009, and as a result incurred significantly fewer general and administrative expenses at such time.

Professional Fees

Professional fees consist of legal fees, accounting fees and other fees associated with our private placement transaction and operating as a public company. For the six months ended September 30, 2010, professional fees were $527,329. We did not incur any professional fees during the six months ended September 20, 2009. The increase is due, to undertaking the private placement transaction and becoming a public company in May 2010.

Amortization

The Company records amortization to record the impairment or usage of its property, plant and equipment which had been put to use. For the six months ended September 30, 2010, amortization was $164,488. During the six months ended September 30, 2009, we had not commenced the use of our property, plant and equipment and had not begun recording amortization.

Other Expenses

Other expense – interest

Interest expense for the six months ended September 30, 2010 was $27,275 which is the amortization of deferred finance costs (refer to note 8(b) to the financial statements). During the six months ended September 30, 2009, no interest expense was recorded because the Company had not raised funds and not incurred finance costs.

Other income-Derivative Financial Instrument

Other income related to the derivative financial instrument for the six months ended September 30, 2010 was $10,672. This was to record the fair value adjustments relating to warrants issued and outstanding as of September 30, 2010. . During the six months ended September 30, 2009, no other income related to the derivative financial instrument was recorded because the Company did not have any derivative instruments in its financial statements.

Interest expense relating to the initial recognition of long term non-interest bearing loans to related parties

Interest expense relating to initial recognition of long term non-interest bearing loans to related parties for the six months ended September 30, 2010 was $159,971. This relates to the valuation of promissory notes valued at fair market value at inception. These long term promissory loans do not bear interest and had a maturity date of March 31, 2013. The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period

Net Loss

Net loss increased to $(1,701,581) for the six months ended September 30, 2010 from a net loss of $(276,562) for the same period last year, mainly as a result of the reasons as stated above.

Liquidity and Capital Resources

As of September 30, 2010 we had cash and cash equivalents of $2,056,401, and working capital of $1,061,555. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in U.S. dollars)

	Six Months Ended
	September 30,
	2010	2009
Net cash provided by (used in) operating activities	$(2,030,467)	$(177,361)
Net cash provided by (used in) investing activities	$(1,713,956)	$(1,038,314)
Net cash provided by (used in) financing activities	$5,366,779	$1,210,693
Effects of Exchange Rate Change in Cash	$(434,045)	$4,982
Net Increase in Cash and Cash Equivalents	$2,056,401	$-
Cash and Cash Equivalents, Beginning	$-	$-
Cash and Cash Equivalent, End	$2,056,401	$-

Operating activities

Net cash used in operating activities was $(2,030,467) for the six months ended September 30, 2010, as compared to $(177,361) net cash used in operating activities for the same period in 2009. The increase in operating activities is mainly due to our commencement of operations in 2010, and expenses incurred to become a public company

Investing activities

Net cash used in investing activities for the six months ended September 30, 2010 was $(1,713,956), as compared to $(1,038,314) net cash used in investing activities for the same period in 2009. This increase is mainly the result of investing the majority of the cash received from CMT’s Private Placement transaction into acquisition of plant and equipment..

Financing activities

Net cash provided by financing activities for the six months ended September 30, 2010 was $5,366,779, as compared to $1,210,693 net cash provided by financing activities for the same period in 2009.

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

Obligations under Material Contracts

On July 1, 2008, we entered into an agreement with Contratista en Geologia, Mineria y Construccion Jorge Orellana E.I.R.L., or Geominco, a Chilean company wholly-owned by our Chief Executive Officer, Jorge Osvaldo Orellana Orellana. Pursuant to this agreement, we retained Geominco to perform certain construction, remediation and administrative services in relation to our properties located in Matancilla and Salamanca. Payment for services performed under the agreement are pursuant to monthly invoices submitted by Geominco which are payable by us within 30 days. As of March 31, 2010, we owed 318,805,176 Pesos (approximately $607,873) to Geominco under the agreement, however, all amounts payable were forgiven in connection with our reverse acquisition and private placement transactions described below.

On September 11, 2008, we issued a promissory note to Geominco in exchange for a loan of 200,000,000 Pesos (approximately $381,345). The entire amount of the loan remained outstanding as of March 31, 2010, however, on June 17, 2010 Geominco forgave 186,308,540 Pesos of the indebtedness under this loan, pursuant to a Loan Cancellation Agreement. Therefore, 13,691,460 Pesos (approximately $26,106) of this loan, which does not bear interest and matures on March 31, 2013, remains outstanding.

On December 30, 2008, we issued a second promissory note to Geominco in exchange for a loan of 100,000,000 Pesos (approximately $190,672). The promissory note does not bear interest and is payable on demand. The entire amount of the loan remained outstanding as of March 31, 2010, however all amounts payable pursuant to this loan were forgiven by Geominco on June 17, 2010, pursuant to a Loan Cancellation Agreement.

On July 31, 2009, we issued a third promissory note to Geominco in exchange for a loan of 250,000,000 Pesos (approximately $476,681). The promissory note does not bear interest and matures on March 31, 2013. The entire amount of the loan was outstanding as of March 31, 2010 and remains outstanding.

On December 31, 2009, we issued a fourth promissory note to Geominco in exchange for a loan of 554,200,000 Pesos (approximately $1,056,708). The promissory note does not bear interest and matures on March 31, 2013. The entire amount of the loan was outstanding as of March 31, 2010 and remains outstanding.

On September 30, 2009, we issued a promissory note to Thomas Cooper in exchange for a loan of 24,766,200 Pesos (approximately $47,222). The promissory note bears interest at 18% per annum and is payable on demand. The entire amount of the loan remained outstanding as of March 31, 2010, however all amounts payable pursuant to this loan were repaid in connection with our reverse acquisition and private placement transactions disclosed below.

From time to time, Minera has borrowed funds from its shareholders, directors and officers. As of March 31, 2010, Minera had borrowed 200,000,000 Pesos (approximately $381,345) from Iván Orlando Vergara Huerta, a shareholder, 231,000,000 Pesos (approximately $440,453) from Jorge Fernando Pizarro Arriagada, a shareholder, and 6,320,000 Pesos (approximately $12,050) from Alain Orellana Sejas, its Chief Operating Officer. The loan from Alain Orellana Sejas was repaid in connection with our reverse acquisition and private placement transactions described above. In addition, on June 17, 2010, Mr. Jorge Fernando Pizarro Arriagada forgave 126,420,030 Pesos (approximately $241,048) of the indebtedness under his loan and Mr. Iván Orlando Vergara Huerta forgave 34,229,250 Pesos (approximately $65,266) of the indebtedness under his loan, pursuant to separate Loan Cancellation Agreements. Accordingly, as of September 30, 2010, the outstanding face values of the loans to Mr. Iván Orlando Vergara Huerta and Mr. Jorge Fernando Pizarro, which do not bear interest and mature on March 31, 2013, were approximately US $316,079 and $199,405, respectively.

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

  Foreign Currency Translation. The Company uses the “Current rate method” to translate its financial statements from Chilean Pesos into U.S. Dollars. The assets and liabilities of the Company, except for the capital, are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The capital is translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the company into U.S. Dollars are recorded in stockholders' equity as part of accumulated comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods. The statement of income and expenses are translated at average rates during the reporting period, with the exception of issue of share and payment of dividends which are translated at the historical rates. Due to the use of different rates for translation, the figures in the statement of changes in cash flows may not agree with the differences between the year end balances as shown in the balance sheets.

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

  Assets Retirement Obligation. The Company discloses its financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This standard applies to legal obligations associated with the retirement of long- lived assets that result from the acquisition, construction, development and normal use of the asset. The fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at September 30, 2010, there are no assets retirement obligations.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in Exhibit 99.1 of Amendment No. 1 of our Current Report on Form 8-K filed on August 12, 2010, which could materially affect our business, financial condition or future results. The risks described in our Current Report on Form 8-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended September 30, 2010 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Chile Mining Technologies Inc.

Dated: November 19, 2010	/s/ Jorge Osvaldo Orellana Orellana
Jorge Osvaldo Orellana Orellana
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2010	/s/ Jose Luis Munoz Aviles
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