Form 10-Q
period 2010-12-31
Chile Mining Technologies Inc.
filed 2011-02-22
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _____________

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 18, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	9,364,593

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHILE MINING TECHNOLOGIES INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Page

Interim Consolidated Financial Statements
Interim Consolidated Balance Sheets as at December 31, 2010 and March 31, 2010	1
Interim Consolidated Statement of Operations, deficit and comprehensive loss for the three and nine months ended December 31, 2010 and December 31, 2009	2
Interim Consolidated Statement of Cash flows for the nine months ended December 31, 2010 and December 31, 2009	3
Condensed Consolidated Notes to financial statements	4-21

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Amounts expressed in US Dollars)

(Unaudited)

Index

Page

Interim Consolidated financial statements
Interim Consolidated Balance Sheets as at December 31, 2010 and March 31, 2010	1
Interim Consolidated Statement of Operations, deficit and comprehensive loss for the three and nine months ended December 31, 2010 and December 31, 2009	2
Interim Consolidated Statement of Cash flows for the nine months ended December 31, 2010 and December 31, 2009	3
Condensed Consolidated Notes to financial statements	4-23

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(Amounts expressed in U.S. Dollars)

	December 31,	March 31,
	2010	2010
		(Audited)
ASSETS

Current
Cash and cash equivalent	759,021	-
Other receivables (Note 14)	$521,539	$70,263
Materials contained in leach pad (Note 13)	132,725	-
Goods in transit	-	22,850
	1,413,285	93,113
DEFERRED COSTS (Note 15)	32,051
DEFERRED FINANCING COSTS (Note 8 (b))	235,782	-
PROPERTY PLANT AND EQUIPMENT (Note 3)	6,806,800	3,188,944

	$8,487,918	$3,282,057

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$580,834	$1,134,345
Obligation under capital leases	414,723	-
Promissory notes	-	85,967
Due to related party (Note 5)	1,010,593	607,873
Convertible Promissory Note (Note 8 (c))	190,000	-

	2,196,150	1,828,185

PROMISSORY NOTES (Note 4)	1,151,434	1,765,338
LONG TERM -OBLIGATION UNDER CAPITAL LEASES	575,267
DERIVATIVE FINANCIAL INSTRUMENTS (Note 8 (a))	2,925,460	-

	6,848,311	3,593,523

REDEEMABLE COMMON STOCK (Note 8 (b))	3,128,605	-
Stockholders’ deficiency
Capital stock (note 6)	9,365	7,200
Contributed surplus (Note 4)	2,271,893	1,400,943
Deficit	(4,595,865)	(1,842,036)
Accumulated other comprehensive gain	825,609	115,397

	(1,488,998)	(311,466)

Total liabilities and stockholders’ deficiency	$8,487,918	$3,282,057

Commitments (Note 9)

Related Party Transactions (Note 12)

The accompanying notes are an integral part of these interim financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS, DEFICIT AND
COMPREHENSIVE LOSS
(Amounts expressed in U.S. Dollars)

	For the three months ended		For the nine months ended
	December 31,		December 31,

	2010	2009	2010	2009

Net sales	31,486	144,846	96,170	144,846

Cost of sales	129,137	179,846	395,927	179,846

Gross profit (loss)	(97,651)	(34,650)	(299,757)	(34,650)
Operating expenses:
Impairment of mining rights (Note 7)	30,465	-	37,385	26,227
Salaries and wages	117,155	9,080	320,860	45,977
General and administrative	183,418	28,091	768,365	241,529
Professional fees	83,860	-	611,189	-
	414,898	37,171	1,737,799	313,733

Operating loss before the undernoted	(512,549)	(71,821)	(2,037,556)	(348,383)
Other expense-interest (Note 8 (b))	(27,275)		(54,550)

Other expense-Derivative Financial Instrument	(426,039)		(415,367)

Imputed Interest expense (Note 4)	(86,385)	-	(246,356)

Net Loss for the period	(1,052,248)	(71,821)	(2,753,829)	(348,383)
Foreign exchange translation adjustment for the period (note 11)	98,673	(30,343)	710,212	80,985

Comprehensive loss for the period	(953,575)	(102,164)	(2,043,617)	(267,398)

Accumulated other comprehensive gain (loss),

beginning of period	726,936	111,328	115,397	(33,871)

Foreign exchange translation adjustment for the period	98,673	(30,343)	710,212	80,985
Accumulated other comprehensive gain (loss), end of period	825,609	80,985	825,609	47,114
Weighted average number of common shares outstanding	9,364,593	6,000,000	8,681,645	6,000,000
Loss per share – basic and diluted	(0.11)	(0.01)	(0.32)	(0.06)

The accompanying notes are an integral part of these interim financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts expressed in U.S. Dollars)

	For the nine months ended
	December 31,

	2010	2009

Cash Flows from Operating Activities:
Net loss	$(2,753,829)	$(348,383)
Impairment of mining rights	37,385	26,227
Amortization	257,748	-
Imputed Interest expense	246,356	-
Issue of convertible promissory note for professional fees	190,000	-
Warrant derivative liabilities expensed	62,176	-
Amortization of deferred finance costs	54,550	-
Fair value adjustments related to warrants	415,367	-
Changes in non-cash working capital:
Increase in other receivables	(442,801)	(40,732)
Increase in materials contained in leach pad	(132,725)	-
Decrease in goods in transit	22,850
Increase (Decrease) in accounts payable and accrued liabilities	(690,332)	289,032

Net Cash provided (used) by Operating Activities	(2,733,255)	(73,856)

Cash Flows from Investing Activities:

Acquisition of mining rights	(37,385)	(26,227)
Increase in property plant and equipment	(3,480,448)	(1,359,609)

Net Cash used by Investing Activities	(3,517,833)	(1,385,836)

Cash Flows from Financing Activities:
Proceeds (Repayment) of promissory notes	(47,222)	2,349,228
Due from related party	329,400	(889,936)
Capital lease financing obligation	989,990	-
Proceeds from redeemable common stock, net	5,286,190	-

Net Cash Provided By Financing Activities	6,558,358	1,459,292

Effects of foreign currency exchange rate changes	451,751	(500)

Net Increase in Cash	759,021	-

Cash and cash equivalent at beginning of the year	-	-

Cash and cash equivalent at end of the year	$759,021	$-

Supplemental information:
Income tax paid	Nil	Nil
Interest paid	Nil	Nil

The accompanying notes are an integral part of these interim financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Amounts expressed in U.S. Dollars)

1.   NATURE OF OPERATIONS

      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The condensed consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form S-1. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at December 31, 2010 and December 31, 2009, the results of its operations for the three and nine month periods ended December 31, 2010 and December 31, 2009, and its cash flows for the three and nine month periods ended December 31, 2010 and December 31, 2009. In addition, some of the Company’s statements may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three and nine month period ended December 31, 2010 are not necessarily indicative of results to be expected for the full year.

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
December 31, 2010
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
December 31, 2010
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
December 31, 2010
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

3. PROPERTY PLANT AND EQUIPMENT

	12/31/2010			3/31/2010
		Accumulated
	Cost	Amortization	Net	Net
	$	$	$	$
Santa Filomena Plant	2,339,184	-	2,339,184	255,814
Ana Maria Plant and equipment	4,623,193	343,329	4,279,864	2,933,130
Machinery under construction	175,935	-	175,935	-
Arica leasehold improvement	11,817	-	11,817

	7,150,129	343,329	6,806,800	3,188,944

4. PROMISSORY NOTES

Promissory notes from related parties payable were unsecured and consisted of the following:
		December 31,	March 31,
Company	Interest Rate	2010	2010

Ivan Vergara	Nil	$198,165	232,097
Jorge Pizarro	Nil	63,215	268,074
Geominco EIRL	Nil	890,054	1,265,167

Total Long Term		$1,151,434	1,765,338

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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

The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize discounts on promissory notes to related parties for the nine month period ended December 31, 2010 in the amount of $246,356 ($nil in 2009).

During the quarter ended June 30, 2010, the promissory note holders forgave $853,575 in debt. The transaction was accounted for as a capital transaction with related parties and the company credited ‘Contributed surplus’ with $853,575.

In addition, the Company credited contributed surplus with $13,835 (refer to Note 8 (c)) and an additional $25 on recapitalization of reverse merger, being the excess over par value of the shares issued and outstanding.

5. DUE TO/FROM RELATED PARTY

As of December 31, 2010, the Company owes Geominco E.I.R.L. $977,913. This advance is unsecured non-interest bearing and due on demand.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Amounts expressed in U.S. Dollars)

6. CAPITAL STOCK

Authorized

          Preferred Stock; $0.001 par value
          10,000,000 shares authorized

          Common Stock: $0.001 par value
          100,000,000 shares authorized

Issued

           Preferred Stock: None issued and outstanding

          Common Stock:

	Number of			Contributed
	Shares		Amount	Surplus	Deficit
			$	$	$
Minera common shares	1,000		10,715	1,404,458	(1,842,036)
Shares issued for Reverse Takeover	6,000,000		6,000	-	-
Cancellation of common stock of Chile Mining	(3,600,500)		(3,600)	-	-
Adjustment to account for recapitalization	4,799,500		(5,915)	25	-
Convertible notes premium	-		-	13,835	-
Issuance of stock against private placement	2,089,593		2,090	-	-
Forgiveness of debt by related parties	-		-	853,575	-
Issuance of stock for credit facility AIBC	75,000		75	-	-
Net loss for period		-	-	-	(2,753,829)
Share capital as of December 31, 2010	9,364,593		9,365	2,271,893	(4,595,865)

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
December 31, 2010
(Amounts expressed in U.S. Dollars)

6. CAPITAL STOCK-Cont’d

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

On May 12, 2010, the Company also completed a private placement transaction with a group of accredited investors. Pursuant to a securities purchase agreement that was entered into with the investors and Minera, or the Securities Purchase Agreement, the Company issued to the investors an aggregate of 2,089,593 shares of common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, and warrants, or the Closing Warrants, to purchase up to 1,044,803 shares of our common stock. The Closing Warrants have a term of four years, bear an exercise price of $3.61 per share (subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date (refer note 8).

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Amounts expressed in U.S. Dollars)

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

The following table summarizes the components of the derivative liabilities as of December 31, 2010 and inception of the instruments:

	December 31,	Inception
May 2010 Private Placement:	2010	May 12, 2010
Investor warrants	$1,274,660	$1,519,144
Broker warrants	229,436	273,442
Credit facility warrants	439,200	523,440
Make Good warrants	667,487	131,891
Acquisition advisory fees:
Make Good warrants	314,677	62,176
Total derivative liabilities	$2,925,460	$2,510,093

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Amounts expressed in U.S. Dollars)

8(a) DERIVATIVE FINANCIAL INSTRUMENTS –Cont’d

The following table summarizes the common shares indexed to the derivative instruments as of December 31, 2010 and inception of the instruments: :

	December 31,	Inception
May 2010 Private Placement:	2010	May 12, 2010
Investor warrants	1,044,803	1,044,803
Broker warrants	188,062	188,062
Credit facility warrants	360,000	360,000
Make Good warrants	257,717	47,597
Acquisition advisory fees:
Make Good warrants	314,677	22,438
Total derivative liabilities	2,165,259	1,662,900

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
December 31, 2010
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
December 31, 2010
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

The Company amortized deferred finance cost by $27,275 during the quarter ended December 31, 2010. Deferred finance costs outstanding as of December 31, 2010 is $ 235,782

The direct financing costs are allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants are recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method while amounts related to the common stock directly offset the carrying value of the redeemable common stock.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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
December 31, 2010
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
December 31, 2010
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

Information and significant assumptions embodied in our warrant valuations (including ranges for certain assumptions) as of December 31, 2010 are illustrated in the following tables:

			Make
	Fair value	Closing	Good
	hierarchy	Warrants	warrants
Warrants to purchase common stock:
Stock price (1)	(2)	$2.60	$2.60
Strike price	n/a	$3.61	$0.01
Volatility (2)	(2)	80.54%	80.54%
Term (years) (3)	(3)	3.36	3.36
Risk-free rate (2)	(2)	1.02%	1.02%
Dividends	n/a	--	--

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Amounts expressed in U.S. Dollars)

8 (c) CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT-Cont’d

(1)

Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. We used our trading market price as of December 31, 2010 as input into the model which is a Level 1 input.

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

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments for the three months ended December 31, 2010:

Three months
May 2010 Private Placement:	ended
December 31,
2010
Investor warrants	$20,896
Broker warrants	3,761
Credit facility warrants	7,200
Make Good warrants	(311,191)
Acquisition advisory fees:
Make Good warrants	(146,705)
$(426,039)

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Amounts expressed in U.S. Dollars)

8 (c) CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT-Cont’d

The following represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended December 31, 2010:

Balances at September 30, 2010	$
2,499,421
Issuances	--
Conversions and cancellations	--
Fair value adjustments (a)	426,039
Balances at December 31, 2010	$2,925,460

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Amounts expressed in U.S. Dollars)

9. COMMITMENTS

The following is a summary of the Company’s obligation under the capital lease:

Years ending December 31,

2011	$414,723
2012	$297,434
2013	$230,455
2014	$47,378
$989,990
Current Portion	$414,723
Long-Term Portion	$575,267

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

10. SEGMENT INFORMATION

As at December 31, 2010, the Company operated in one reportable segment, being the exploration for and the development of mining rights in the Republic of Chile.

11. INTERNATIONAL OPERATIONS

The financial statements of the Company’s international operations through its subsidiary in Chile are measured using local currencies as their functional currencies.

The Company translates the assets and liabilities of its non-U.S. subsidiary at the exchange rates in effect at quarter end and the results of operations at the average rate throughout the period. Gains and losses on foreign currency translations are reported as a component of other comprehensive income. Deferred taxes are not provided on cumulative translation adjustments since the Company expects future earnings of the foreign subsidiary to be indefinitely reinvested. The Company recorded a translation gain of $710,212 in its equity section of the Balance sheet under accumulated other comprehensive gain.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Amounts expressed in U.S. Dollars)

12. RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 2010, the Company paid salaries of $10,186 ($nil in 2009) to parties that are related to the shareholder of the Company.

During the quarter ended June 30, 2010, related promissory note holders forgave $852,225 in debt.

The transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties under common control (See also Note 4)

13. MATERIALS CONTAINED IN LEACH PAD

The quantity of material in ore on the leach pad is based on surveyed volumes of mined and purchased material. Sampling and assaying determine the estimated amount of copper contained in material delivered to the leach pad. As at December 31, 2010 the amount of copper contained in material delivered to the leach pad is at a level of 1%.Expected copper recovery rates are determined using small-scale laboratory tests, historical trends and other known factors, including mineralogy of the ore and rock type. The ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to over 90 percent depending on several variables, including type of processing, metallurgical processes and mineralogy. As at December 31, 2010 the current ultimate recovery copper has been estimated at 80%

14. OTHER RECEIVABLES

Other receivables as at December 31, 2010 includes value added taxes (“VAT”) for $434,307 (March 31, 2010: $70,263) as applicable to the laws in Chile, which the Company will apply for refund from the Government of Chile.

15. DEFERRED COSTS

In November 2010, the Company signed a ten year lease for operating two properties in Arica, Republic of Chile. The Company is obligated to pay a total monthly rent of $32,051 (Chilean 15 million Pesos) which will be adjusted and offset with future royalty payments. The Royalty established will be equivalent to ten percent of the net value of the ore to be extracted and sold, metallic or nonmetallic, taking as reference the rates established by ENAMI monthly. However, the Company, at its full cost, may install a plant to process the ore extracted. The royalty will be paid monthly, starting in month thirteen counted from the signing of the contract. All direct and indirect expenses related to the program of exploration, conceptual study and feasibility study will be at the total and exclusive charge of the Company and not adjustable with the rent or royalty.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Amounts expressed in U.S. Dollars)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS

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

All of our cash and cash equivalents, are classified within Level I of the fair value hierarchy because they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. We do not have any Level II instruments, or instruments valued based on other observable inputs.

		12/31/2010		3/31/2010
Assets/Liabilities	Carrying value	Fair value	Carrying value	Fair value

Cash and cash equivalent	734,689	734,689	-	-
Other receivables	504,674	504,674	70,263	70,263
Accounts payable and
accrued liabilities	549,509	549,509	1,134,345	1,134,345
Promissory notes	-	-	85,967	85,967
Due to related party	977,913	977,913	607,873	607,873
Promissory notes (non current)	1,151,434	1,151,434	1,765,338	1,765,338

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

Liquidity risk

The Company’s exposure to liquidity risk is dependent on the collection of amounts receivable and the ability to raise funds to meet purchase commitments and to sustain

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Amounts expressed in U.S. Dollars)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS

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

December 31, 2009
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

By utilizing Minimum Intrusion Non-traditional Input, or MINI, plants, we are able to build scalable, less expensive plants closer to source material deposits, thereby resulting in significant processing savings. In addition, since smaller sites generally require higher copper prices, due to transportation costs, to operate profitably, these deposits can currently be purchased at a discount. By utilizing this strategy, we are able to reduce costs and operate profitably with smaller deposits. We estimate that the MINI plant technology will allow us to break even at copper prices as low as US$1.00 per pound or US$2,205 per metric ton. As of December 31, 2010, copper was trading at $9,379 per metric ton on the London Metals Exchange, or LME.

Operations are currently underway at our Ana Maria plant. Following capacity upgrades in May 2010, the present annual capacity of the Ana Maria plant is approximately 2,225 metric tons. We have also begun preparatory work at some of the additional sites we have under our control, in anticipation of the construction of additional MINI plants over the next 18 to 24 months.

In addition, we have acquired exclusive rights to the ore in the Arica province in the northern-most region of Chile. Until 2009, this region was closed off from copper productions due to restrictions put in place by the Chilean military authorities. While we have not conducted copper reserve studies in this area, third-party testing and sampling data indicates the presence of significant quantities of copper ore.  In order to capitalize on this opportunity, we plan to conduct open-pit mining in the area and construct a new MINI plant to process the ore.

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

Results of Operations

Comparison of the Three-Month Periods Ended December 31, 2010 and 2009 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three months ended December 31, 2010 reflect the third quarter of Fiscal Year 2011, while the financial data for the same period in 2009 reflect the third quarter of Fiscal Year 2010.

	Three Months Ended
	December 30,
	2010	2009
			%
			Increase /
	Amount	Amount	Decrease
Net sales	$31,486	$144,846	(78%	)

Cost of sales	$129,137	$179,846	(28%	)

Gross profit	$(97,651)	$(34,650)	(182%	)

Operating expenses
Impairment of mining rights	$30,465	$-	n/a
Salaries and wages	$117,155	$9,080	1,190%
General and admin expenses	$183,418	$28,091	553%
Professional fees	$83,860	$-	n/a
Amortization	$-	$-	n/a

Total operating expenses	$414,898	$37,171	1,016%

Operating loss before the undernoted	$(512,549)	$(71,821)	(614%	)
Other expense-interest	$(27,275)	$-	n/a
Other income (expense)-Derivative Financial Instrument	$(426,039)	$-	n/a
Imputed Interest Expense	$(86,385)	$-	n/a

Net Loss for the period	$(1,052,248)	$(71,821)	(1,365%	)
Foreign exchange translation adjustment for the period	$98,673	$(30,343)	425%

Comprehensive gain / loss for the year	$(953,575)	$(102,164)	833%

Net Sales

The Company had revenues of $31,486 for the three months ended December 31, 2010 as compared with revenues of $144,846 for the year ago period ending December 31, 2009. The Company ran the Ana Maria facility at lower capacities due to the increased price of minerals. The company's original business plan anticipated that third party mineral would be consigned to the company, and that the company would be required to pay for the cost of the mineral after their copper had been produced and sold. As the price of finished copper has increased to over $4 per pound, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. This has put the miners into a stronger negotiating position on the sales of their ore. As a result, the market now demands that any producer must purchase the ore by providing payment upon delivery of the ore. This has substantially increased the amount of working capital required to ramp the plants.

Cost of Sales

Cost of sales includes direct costs associated with the sale of the product. The Company incurred cost of sales of $129,137 for the three months ended December 31, 2010, as compared with $179,846 for the year ago same period ending December 31, 2009. The decrease in cost of sales was due to the lower production of copper in the three months ended December 31, 2010.

Gross Profit (Loss)

Gross profit is equal to the difference between our revenue and the cost of revenue. In the three months ended December 31, 2010, gross profit was ($97,651) compared with ($34,650) for the three months ended December 31, 2009. The decrease in gross profit was due to the lower production of copper in the three months ended December 31, 2010.

Operating Expenses

Our operating expenses primarily consist of salaries and wages, general and administrative expenses and professional fees.

Salaries and Wages

For the three months ended December 31, 2010, salaries and wages were $117,155. As the Company has grown and commenced material operations, it has added employees and hired a management team. For the three months ended December 31, 2009, we incurred $9,080 in salaries and wages as we had not yet hired a full management team and added employees.

General and Administrative Expenses

General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. We expect most components of our general and administrative expenses will increase as our business grows and as we incur increased costs as a public company. General and administrative expenses for the three months ended December 31, 2010 were $183,418 as compared with $28,091 for the same period in 2009. We had only begun extraction operations as of the three months ended December 31, 2009 and as a result incurred fewer general and administrative expenses at such time.

Professional Fees

Professional fees consist of legal fees, accounting fees and other fees associated with our private placement transaction and operating as a public company. For the three months ended December 31, 2010, professional fees were $83,860. We incurred no professional fees during the same period last year. The increase is due to our becoming a public company in May 2010.

Other Expenses

Other expense – interest

Interest expense for the three months ended December 31, 2010 was $27,275 which is the amortization of deferred finance costs (refer to note 8(b) to the financial statements). During the three months ended December 31, 2009, no interest expense was recorded because the Company had not raised funds and not incurred finance costs.

Other income-Derivative Financial Instrument

Other income related to the derivative financial instrument for the three months ended December 31, 2010 was $426,039. This was to record the fair value adjustments relating to warrants issued and outstanding as of December 31, 2010. During the three months ended December 31, 2009, no other income related to the derivative financial instrument was recorded because the Company did not have any derivative instruments in its financial statements.

Imputed Interest Expense

Interest expense relating to initial recognition of long term non-interest bearing loans to related parties for the three months ended December 31, 2010 was $86,385. This relates to the valuation of promissory notes valued at fair market value at inception. These long term promissory loans do not bear interest and had a maturity date of March 31, 2013. The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period

Net Loss

Net loss increased to ($1,052,248) for the three months ended December 31, 2010 from a net loss of ($71,821) for the same period last year, mainly as a result of the reasons as stated above.

Comparison of the Nine Months Ended December 31, 2010 and 2009

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage increase/decrease over prior year numbers for the periods indicated in dollars. The financial data for the nine months ended December 31, 2010 reflect the first, second and third quarters of Fiscal Year 2011, while the financial data for the same period in 2009 reflect the first, second and third quarters of Fiscal Year 2010.

	Nine Months Ended
	December 31,
	2010	2009
			%
			Increase /
	Amount	Amount	Decrease
Net sales	$96,170	$144,846	(34%	)

Cost of sales	$395,927	$179,846	120%

Gross profit	$(299,757)	$(34,650)	765%

Operating expenses
Impairment of mining rights	$37,385	$26,227	43%
Salaries and wages	$320,860	$45,977	598%
General and admin expenses	$768,365	$241,529	218%
Professional fees	$611,189	$-	n/a
Amortization	$-	$-	n/a

Total operating expenses	$1,737,799	$313,733	454%

Operating loss before the undernoted	$(2,037,556)	$(348,383)	485%
Other expense-interest	$(54,550)	$-	n/a
Other income (expense)-Derivative Financial Instrument	$(415,367)	$-	n/a
Imputed Interest Expense
	$(246,356)	$-	n/a

Net loss for the period	$(2,753,829)	$(348,383)	690%
Foreign exchange translation adjustment for the period	$710,212	$80,985	777%

Comprehensive loss for the year	$(2,043,617)	$(267,398)	864%

Net Sales

The Company had revenues of $96,170 for the nine months ended December 31, 2010 as compared with revenues of $144,846 for the year ago period ending December 31, 2009, a decrease of (34%) for the period. The decreased revenue for the first nine months ended December 31, 2010 was the result of several factors. First, the Ana Maria plant was taken off-line the first week of May 2010 in order to increase the capacity of this facility. As a result, the total capacity of the Ana Maria plant went from 120 MT/month to 180 MT/month, effectively increasing its capacity by 50%. We resumed operations at the plant with the additional capacity in place in August 2010.

Second, the Company ran the Ana Maria facility at lower capacities due to the increased price of minerals. The company's original business plan anticipated that third party mineral would be consigned to the company, and that the company would be required to pay for the cost of the mineral after their copper had been produced and sold. As the price of finished copper has increased to over $4 per pound, there has been increased interest in raw copper ore from many additional producers that can increase their production volumes by buying ore in the market from small miners. This has put the miners into a stronger negotiating position on the sales of their ore. As a result, the market now demands that any producer must purchase the ore by providing payment at the delivery of the ore. This has substantially increased the amount of working capital required to ramp our plants.

Cost of Sales

Cost of sales includes direct costs associated with the sale of the product. The Company incurred cost of sales of $395,927 for the nine months ended December 31, 2010, as compared with cost of sales of $179,846 for the year ago same period ending December 31, 2009. The increased cost of sales for the nine months ended December 31, 2010 was because for the nine months ended December 31, 2009 the Company only incurred cost of sales for three months (October – December 2009).

Gross Profit (Loss)

Gross profit is equal to the difference between our revenue and the cost of revenue. In the nine months ended December 31, 2010, gross profit was ($299,757). During the nine months ended December 31, 2009, gross profit was ($34,650) for the reasons stated above.

Operating Expenses

Our operating expenses primarily consist of salaries and wages, general and administrative expenses and professional fees.

Salaries and Wages

For the nine months ended December 31, 2010, salaries and wages were $320,860 compared to $45,977 for the same period ended December 31, 2009. During the nine months ended December 31,2010, the Company has grown and commenced material operations, it has added employees and hired a management team. For the nine months ended December 31, 2009, the Company had only commenced extraction operations for the Oct-Dec quarter and had not yet hired a full management team and added employees.

General and Administrative Expenses

General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. We expect most components of our general and administrative expenses will increase as our business grows and as we incur increased costs as a public company. General and administrative expenses for the nine months ended December 31, 2010 were $768,365 as compared with $241,529 for the same period in 2009. During the nine months ended December 31, 2009, the Company had only commenced extraction operations for the Oct-Dec quarter and as a result incurred significantly fewer general and administrative expenses.

Professional Fees

Professional fees consist of legal fees, accounting fees and other fees associated with our private placement transaction and operating as a public company. For the nine months ended December 31, 2010, professional fees were $611,189. We did not incur any professional fees during the nine months ended December 31, 2009. The increase is due, to undertaking the private placement transaction and becoming a public company in May 2010.

Other Expenses

Other expense – interest

Interest expense for the nine months ended December 31, 2010 was ($54,550) which is the amortization of deferred finance costs (refer to note 8(b) to the financial statements). During the nine months ended December 31, 2009, no interest expense was recorded because the Company had not raised funds and not incurred finance costs.

Other income-Derivative Financial Instrument

Other income related to the derivative financial instrument for the nine months ended December 31, 2010 was ($415,367). This was to record the fair value adjustments relating to warrants issued and outstanding as of December 31, 2010. During the nine months ended December 31, 2009, no other income related to the derivative financial instrument was recorded because the Company did not have any derivative instruments in its financial statements.

Imputed interest expense

Interest expense relating to initial recognition of long term non-interest bearing loans to related parties for the nine months ended December 31, 2010 was ($246,356). This relates to the valuation of promissory notes valued at fair market value at inception. These long term promissory loans do not bear interest and had a maturity date of March 31, 2013. The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period.

Net Loss

Net loss increased to ($2,753,829) for the nine months ended December 31, 2010 from a net loss of ($348,383) for the same period last year, mainly as a result of the reasons as stated above.

Liquidity and Capital Resources

As of December 31, 2010 we had cash and cash equivalents of $759,021, and working capital of ($782,865). The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended
	December 31,
	2010	2009
Net cash provided by (used in) operating activities	$(2,733,255)	$(73,856)
Net cash provided by (used in) investing activities	$(3,517,833)	$(1,385,836)
Net cash provided by (used in) financing activities	$6,558,358	$1,459,292
Effects of Exchange Rate Change in Cash	$451,751	$(500)
Net Increase in Cash and Cash Equivalents	$759,021	$-
Cash and Cash Equivalents, Beginning	$-	$-
Cash and Cash Equivalent, End	$759,021	$-

Operating activities

Net cash used in operating activities was ($2,733,255) for the nine months ended December 31, 2010, as compared to ($73,856) net cash used in operating activities for the same period in 2009. The increase in operating activities is mainly due to our commencement of operations in 2010, and expenses incurred to become a public company during the nine months ended December 31, 2010, as compared to commencing extracting operations only for the Oct-Dec 2009 quarter and being a private company during the nine months ended December 31, 2009.

Investing activities

Net cash used in investing activities for the nine months ended December 31, 2010 was ($3,517,833), as compared to ($1,385,836) net cash used in investing activities for the same period in 2009. This increase is mainly the result of investing the majority of the cash received from CMT’s Private Placement transaction into acquisition of plant and equipment during the nine months ended December 31, 2010.

Financing activities

Net cash provided by financing activities for the nine months ended December 31, 2010 was $6,558,358, as compared to $1,459,292 net cash provided by financing activities for the same period in 2009.

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

As discussed above, due to the increased price of finished copper, copper mining operations are now requiring copper refining and extraction operations such as our Company to pay for the unprocessed ore upon delivery, whereas prior practice in the industry was to pay once the copper had been extracted and sold. Accordingly, in order to fully operate our MINI plant operations at maximum capacity, we will need approximately $1.0 million in upfront capital per plant in order to purchase sufficient unprocessed ore. In addition, in order to more efficiently process the tailings located at our MINI plant sites, we will need to purchase additional equipment for each of our plants, which will cost approximately $500,000 per plant. Accordingly, in order for us to operate our Ana Maria facility at capacity and commence operations at one additional MINI plant, we will need to raise approximately $2.8 million. If we are unable to raise these funds, we will be required to obtain the funds through one or more bank loans which may be on terms less favorable to the Company.

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

From time to time, Minera has borrowed funds from its shareholders, directors and officers. As of March 31, 2010, Minera had borrowed 200,000,000 Pesos (approximately $381,345) from Iván Orlando Vergara Huerta, a shareholder, 231,000,000 Pesos (approximately $440,453) from Jorge Fernando Pizarro Arriagada, a shareholder, and 6,320,000 Pesos (approximately $12,050) from Alain Orellana Sejas, its Chief Operating Officer. The loan from Alain Orellana Sejas was repaid in connection with our reverse acquisition and private placement transactions described above. In addition, on June 17, 2010, Mr. Jorge Fernando Pizarro Arriagada forgave 126,420,030 Pesos (approximately $241,048) of the indebtedness under his loan and Mr. Iván Orlando Vergara Huerta forgave 34,229,250 Pesos (approximately $65,266) of the indebtedness under his loan, pursuant to separate Loan Cancellation Agreements. Accordingly, as of September 30, 2010, the outstanding face values of the loans to Mr. Iván Orlando Vergara Huerta and Mr. Jorge Fernando Pizarro, which do not bear interest and mature on March 31, 2013, were approximately US $316,079 and $199,405, respectively. [Update for December 31]

Inflation

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

  Revenue Recognition. Copper sales prices are provisionally set on a specified future date based upon market commodity prices. Revenue is recognized at the time of delivery when risk of loss passes to the customer, and collectability is reasonably assured. CMT typically receives final payment the day following delivery of copper cathodes, which minimizes pricing differences. However, revenue is provisionally measured using forward market prices on the expected date that final selling prices will be fixed. Variations occur between the price recorded on the date of revenue recognition and the actual final price due to changes in market copper prices, which result in the existence of an embedded derivative in the accounts receivable. This embedded derivative is recorded at fair value each period until final settlement occurs, with changes in fair value classified as provisional price adjustments and included as a component of revenue. There were no provisional price adjustments during the period ended December 31, 2010.

  Comprehensive income. The Company has chosen to report comprehensive income in the statements of changes in stockholders’ deficiency. Comprehensive income comprised net income and all changes to stockholders' deficiency except those due to investments by owners and distributions to owners.

  Assets Retirement Obligation. The Company discloses its financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This standard applies to legal obligations associated with the retirement of long- lived assets that result from the acquisition, construction, development and normal use of the asset. The fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at December 31, 2010, there are no assets retirement obligations.

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

  Earnings (Loss) Per Share. The Company computes net loss of both basic and diluted earnings per share, or EPS, on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. The dilutive shares have been excluded from diluted loss per share calculation due to their anti-dilutive nature, as contemplated by ASC 260-10-50-1.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Exhibit 99.1 of Amendment No. 1 of our Current Report on Form 8-K filed on August 12, 2010, which could materially affect our business, financial condition or future results. The risks described in our Current Report on Form 8-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended December 31, 2010 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

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

Chile Mining Technologies Inc.

Dated: February 22, 2011	/s/ Jorge Osvaldo Orellana Orellana
Jorge Osvaldo Orellana Orellana
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: February 22, 2011	/s/ Jose Luis Munoz Aviles
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