Form 10-K
period 2011-03-31
Chile Mining Technologies Inc.
filed 2011-11-25
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-53132

CHILE MINING TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1516355
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Jorge Canning 1410
Ñuñoa, Santiago
Republic of Chile
(Address of principal executive offices)

+(56) (02) 813 1087
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ] No [X]

As of September 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), there were 9,364,593 shares of the registrant’s common stock issued and outstanding, of which 3,364,593 were held by non-affiliates of the registrant. The aggregate market value could not be determined because we only had nominal trading volume as of September 30, 2010.

There were a total of 9,377,093 shares of the registrant’s common stock outstanding as of November 21, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHILE MINING TECHNOLOGIES INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended March 31, 2011

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

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

  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

  “SEC” are to the United States Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Exploration” means the process of locating commercially viable concentrations of minerals to mine; and

  “Exploitation” means the act of extracting a mineral resource from source material.

PART I

ITEM 1. BUSINESS.

Overview

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

The initial design capacity of each MINI plant is between approximately 1,400 and 2,000 metric tons of annual copper cathode output. Each MINI plant can be expanded on a modular basis in increments of 1,500 metric tons. We believe that the installed cost for a new 1,500 metric ton MINI plant, with the ability to produce tailings, at the average location, is about $3,000,000, or $2,000 per metric ton of annual capacity. Expanding the capacity of an existing MINI plant will cost between $400 and $800 per metric ton, depending on the site. Once the available source material deposits at and around the site of an existing MINI plant have been depleted, we anticipate that we can recover up to 70% of the cost of constructing a new MINI plant by relocating the support structures and processing equipment from the original MINI plant.

By reducing unit costs and carefully managing the average source material grade, we estimate that the MINI plant technology will allow us to break even at copper prices as low as US$1.00 per pound, or US$2,205 per metric ton. As of November 21, 2011, copper was trading at $7,290 per metric ton on the London Metals Exchange, or LME. As the price of finished copper has increased, however, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. Historically, these producers would not have been interested in raw ore purchases, as they could not generate profits at lower finished copper prices. However the increase in finished copper prices has made third-party purchase attractive for a number of additional producers. While the additional producers entering the market for minerals has not had an affect on the cost of the ore, it has put the miners into a stronger negotiating position on the sales of their ore. As such, the market now demands that producers must purchase the ore by providing payment upon delivery of the ore, as opposed to the historical practice of providing payment following the sale of the finished copper. This shift in the market has affected our need for working capital substantially, in that we now require approximately $1 million per MINI plant to purchase enough ore to operate at full capacity.

Initially, we plan to sell our copper cathodes to Madeco, the largest cable producer in Chile. Based on our discussions with Madeco, we expect that the selling price will be at a 3% discount from the price for copper, adjusted for purity, on the LME. We expect that sales will be made under purchase orders where cash will be paid upon delivery. We anticipate that this arrangement will provide us with immediate cash flow with which we will use to fund our current operations. In the future, as business volume grows, we may elect to sell our copper cathodes at the generally higher prices prevailing on the LME.

Since our inception on January 2, 2008, we have focused our activities on acquiring mineral rights and sites on which to construct our MINI plants. Since starting construction in the fall of 2008, we have successfully completed our first scalable MINI plant, designated as the Ana Maria plant, located about 30 kilometers northeast of the town of Illapel, in the mining district of Matancilla. We have been testing the production of copper cathodes at the Ana Maria plant since late April 2009. In July 2009, we produced our first commercial run of copper cathodes.

We commenced operations at the Ana Maria plant in July 2009. The Ana Maria plant was taken off-line the first week of May 2010 in order to increase the capacity of this facility. As a result, the total capacity of the Ana Maria plant increased from 120 metric tons per month to 180 metric tons per month, effectively increasing its capacity by 50%. We resumed operations at the plant with the additional capacity in place at the beginning of August 2010. We believe that the site can be progressively expanded to about 5,000 metric tons per annum on a modular basis in increments of 500 to 1,000 metric tons, subject to the market price for copper and the grade and quantity of source materials available to be processed. The following table illustrates the historical sales of copper cathodes produced at the Ana Maria plant:

				Rate of
		Unit Price Per		Exchange
Monthly Copper		Pound Net of	US Dollar	Chilean Pesos	Net Value
Production	Metric Tons	Discount (US$)	Value Net$	to $1 Dollar	(CLP$)
October 2009	8.562	2.78	52,399	500.00	26,199,720
November 2009	8.520	2.98	55,959	500.00	27,979,680
December 2009	11.502	3.00	73,662	500.00	36,831,053
January 2010	4.447	3.11	30,462	500.00	15,230,975
March 2010	6.838	3.20	48,220	500.00	24,109,840
September 2010	10.367	2.95	67,386	500.00	33,692,750
December 2010	4,059	3.51	31,132	485.00	15,099,480
Total	49.876		328,089	500.00	164,044,018

*Any discrepancies in calculations in the table above are due to rounding.

The purity level of the copper we have produced to date is evidenced by the analysis of acceptance from Madeco. Prior to the mineral being processed, we are able to verify the levels of copper and other minerals in order to adjust the chemicals used to ensure the highest concentrations of copper are extracted. In addition, we are also further enhancing our electrowin-based recovery techniques to reduce costs and improve the yield of the copper out of the mineral spectrum.

Our second plant, Santa Filomena, is approximately 75% complete as of the date of this report, and we have also begun preparatory work at one additional site we have under our control, in anticipation of the construction of additional MINI plants over the next 18 to 24 months.

To date, the majority of our $5,235,099 in capital expenditures has been used for the construction of our facilities.

Corporate History

CMT was incorporated in the State of Nevada on September 26, 2007 under the name “SMSA El Paso I Acquisition Corp.,” to effect the reincorporation of Senior Management Services of El Paso Sunset, Inc., a Texas corporation, or SMSA Texas, from Texas to Nevada (which was completed by a merger of SMSA Texas into CMT on October 1, 2007) as part of the implementation of a Chapter 11 reorganization plan of SMSA Texas and its affiliated companies, or the SMS Companies, which filed a petition for Chapter 11 reorganization on January 17, 2007. During the three years prior to filing the reorganization petition, the SMS Companies operated a chain of skilled nursing homes in Texas, which prior to the bankruptcy proceedings consisted of 14 nursing facilities, ranging in size from approximately 114 beds to 325 beds. In 2005, the SMS Companies obtained a secured credit facility from a financial institution, which eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million. By late 2006, the SMS Companies were in an “overadvance” position, whereby the amount of funds by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility.

Beginning in September 2006, the SMS Companies entered into the first of a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default provided that the SMS Companies obtained a commitment from a new lender to refinance and restructure the credit facility. The SMS Companies were unsuccessful in obtaining a commitment from a new lender and, on January 5, 2007, the lender declared the SMS Companies in default and commenced foreclosure and collection proceedings. Subsequently, on January 17, 2007, the SMS Companies filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. The First Amended, Modified Chapter 11 Plan, or the Plan, as presented by the SMS Companies and their creditors was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division, on August 1, 2007. The Plan provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan, and our new controlling stockholder would receive “new” shares of our post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code.

Halter Financial Group, Inc., or Halter Financial, participated with the SMS Companies and their creditors in structuring the Plan. As part of the Plan, Halter Financial provided $115,000 to be used to pay professional fees associated with the Plan confirmation process. Halter Financial was granted an option to be repaid through the issuance of equity securities in 23 of the SMS Companies, including CMT. Halter Financial exercised the option and as provided in the Plan 80% of our outstanding common stock, or 400,000 shares, was issued to Halter Financial in satisfaction of Halter Financial’s administrative claims. The remaining 20% of our outstanding common stock, or 100,016 shares, was issued to 455 holders of unsecured debt. The 500,016 shares were issued pursuant to Section 1145 of the Bankruptcy Code. Effective September 26, 2007, Halter Financial transferred its 400,000 shares to Halter Financial Investments, L.P., or HFI, a Texas limited partnership controlled by Timothy P. Halter.

We were subject to the jurisdiction of the bankruptcy court until we consummated the exchange transaction described below with LAV in November 2008. As we timely consummated a merger or acquisition with a qualifying entity, we filed a certificate of compliance with the bankruptcy court which stated that the requirements of the Plan had been met, resulting in the discharge to be deemed granted. Thereafter, the post discharge injunction provisions set forth in the Plan and the confirmation order became effective.

On November 18, 2008, we entered into a share exchange agreement with Latin America Ventures, Inc., or LAV, a Nevada corporation, and the sole stockholder of LAV, Mr. Pierre Galoppi, pursuant to which Mr. Galoppi transferred 100% of the issued and outstanding shares of the capital stock of LAV to us in exchange for 1,500,000 newly issued shares of our common stock that constituted approximately 75% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange. As a result of this transaction, Mr. Galoppi became our controlling stockholder and LAV became our subsidiary. LAV was organized on September 15, 2008 as a Nevada corporation and was formed to seek and identify a privately-held operating company located in Latin America desiring to become a publicly held company by combining through a reverse merger or acquisition transaction. On December 15, 2008, we entered into an agreement and plan of merger with LAV pursuant to which LAV was merged with and into us, with CMT continuing as the surviving corporation. In connection with the merger, our name was changed to from “SMSA El Paso I Acquisition Corp.” to “Latin America Ventures, Inc.” The parent-subsidiary merger and name change became effective on December 30, 2008.

On May 12, 2010, we completed a reverse acquisition transaction through a share exchange with Minera and its shareholders whereby we acquired 99.9% of the issued and outstanding capital stock of Minera in exchange for 6,000,000 shares of our common stock, par value $0.001, which constituted 83.33% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Minera became our subsidiary and the former shareholders of Minera became our controlling stockholders. Jorge Osvaldo Orellana Orellana, our Chairman and Chief Executive Officer, who is also one of the former shareholders of Minera, retained one share of Minera, constituting 0.1% of Minera’s issued and outstanding capital stock. We structured the acquisition of Minera to allow Mr. Orellana to retain one share of Minera in order to comply with Chilean legal requirements that a Sociedad Anónim, like Minera, have at least two record owners of its capital stock. Upon the closing of the reverse acquisition, Mr. Orellana entered into a nominee agreement with us pursuant to which he agreed to act as the record holder of such share, but agreed that all other rights to the share, including the right to receive distributions on the share, vote the share and be the beneficial owner of the share, rest in the Company. Minera was incorporated as a “sociedad anónima cerrada” under the laws of Chile on January 2, 2008. Under Chilean law a “sociedad anónima cerrada” is functionally the same as a corporation under U.S. law. As a result of the reverse acquisition, we have assumed the business and operations of Minera. On June 16, 2010, we changed our name to “Chile Mining Technologies Inc.” to more accurately reflect our new business operations.

On May 12, 2010, we also completed a private placement in which we issued and sold to certain accredited investors an aggregate of 2,089,593 shares of our common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, and warrants to purchase up to 1,044,803 shares of our common stock. The warrants have a term of four years, bear an exercise price of $3.61 per share (subject to customary adjustments for stock splits, stock combinations, reclassifications and similar events), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date. This private placement occurred on the same day, but immediately after, the reverse acquisition transaction described above. As a result of this private placement, we raised approximately $5.8 million in gross proceeds, which left us with approximately $4.5 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.3 million.

In connection with the private placement, we also agreed to certain “make good” provisions. Under the “make good” provisions, we issued additional “make good” warrants to the investors to purchase up to an aggregate of 2,089,593 shares of our common stock, at an exercise price of $0.01 per share, which will only become exercisable if we do not meet certain financial performance targets in 2011 and 2012. The “make good” provisions established minimum net income thresholds of $14,382,102 and $15,179,687 for the 2011 and 2012 fiscal years, respectively. If, in a given fiscal year, 90% of the applicable minimum net income threshold is not met, such aggregate number of “make good” warrants will become exercisable equal to the amount by which our actual net income is less than the applicable financial target, divided by the financial target, and multiplied by 1,044,797. The minimum net income threshold was not met for fiscal year 2001 and 1,044,797 shares underlying the “make good” warrants became exercisable. The following table illustrates possible scenarios regarding the potential vesting of the 2012 “make good” warrants issued to the investors.

Hypothetical 2012 Net-Income	No. of Shares Underlying Make Good Warrants That Would Vest
$13,661,719 or higher	0
$10,000,000	342,564
$5,000,000	700,654
$2,500,000	827,726
$0	1,044,797

Halter Financial Securities, Inc., or HFS, acted as placement agent in connection with this private placement. As compensation for its services, HFS and/or its designees received a cash fee of $522,805.86, representing 9% of the gross proceeds received from the private placement, and warrants to purchase up to 188,062 shares of our common stock, representing 9% of number of shares issued to the investors in the private placement. The warrants have a term of four years, bear an exercise price of $3.61 per share (subject to customary adjustments for stock splits, stock combinations, reclassifications and similar events), are exercisable on a net exercise or cashless basis and are exercisable at any time after the closing date of the private placement.

Our Industry

Overview of the Global Copper Industry

Copper, in the form of copper cathode, is an internationally traded commodity, and its prices are determined by the major metals exchanges – the New York Mercantile Exchange, or COMEX, the LME, and the Shanghai Futures Exchange, or SHFE. Prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but are also influenced significantly, from time to time, by speculative actions and currency exchange rates. Copper consumption is closely associated with industrial production and therefore tends to follow economic cycles. During an expansion, demand for copper tends to increase, thereby driving up the price. As a result, copper prices are volatile and cyclical.

According to data from ICSG, the refined copper market balance for 2011 is expected to show a deficit of approximately 400,000 metric tons, as increased economic activity is expected to boost demand in copper end-use markets.

World copper mine production in 2011 is expected to rise by approximately 5.2% to approximately 17.1 million metric tons. Capacity utilization rates are expected to improve to around 84% in 2010, up from 80% in 2009, which was the lowest level since 1989. World refined copper production for 2010 is projected to increase by 3.95% in 2010, to around 19.1 million metric tons. In 2011, it is anticipated that refined copper production will increase by about 1.1% to 19.3 million metric tons. A shortage of concentrates in 2009 and 2010 based on projected production is expected to restrain the growth of refined production.

The recent global economic crisis has significantly reduced world refined copper usage. However, increased economic activity has increased demand, and the ICSG expects world refined usage to increase by 4.5% in 2011 to 19.7 million metric tons. Industrial demand growth in China, which accounts for more than 30% of global refined copper consumption, is expected to grow by approximately 6% in 2011.

In 2012, the market is expected to be more closely balanced as refined copper production is expected to keep pace with sustained growth and overall demand. The above information from ICSG is available on their website at www.icsg.org.

The graph below presents LME spot copper prices and reported stocks of copper at the LME from January 1, 2006 through November 21, 2011.

Copper Mining in Chile

Chile is the world’s largest producer of copper from a mining perspective, producing 5,330,000 metric tons in 2008, or approximately 35% of total worldwide production. At the average prevailing price of copper in 2009 of $3.15 per pound, or $5,164 per metric ton, total Chilean copper production was valued at $27.5 billion. Codelco, the Chilean state-owned copper producing entity, is projecting that, once such figures are available, total Chilean mine production will have increased by 3.7% in 2009 to 5,400,000 metric tons and by 6% in 2010 to approximately 5,830,000 metric tons. Our projected 7,500 metric tons of installed copper processing capacity will account for 0.0012% of total national output in 2010.

Copper has been mined and refined in Chile since pre-Columbian times. In the Spanish colonial period dating from 1535 to 1818, the year when independence from Spain was declared in Chile, several dozen small mines were worked by hand, producing around 125,000 metric tons of copper, according to the Chilean Copper Commission (Comisión Chilena del Cobre), or Cochilco. In the period following the establishment of the Republic of Chile until 1900, and as a result of significant British and U.S. investment in new mining technology, about 1,650,000 metric tons of copper was mined at several hundred sites, averaging about 33,000 metric tons per year between 1875 and 1900. Generally, only ore bearing more than 10% copper was mined in shallow pits or short underground mines. Many of our tailings in the Coquimbo region date from this period.

In the 20th century, Chile established itself as the world leader in copper production. In the early 1970s, Salvador Allende’s leftist government nationalized several of the larger foreign-owned copper mining and smelting operations into a state-owned entity known as Codelco. By 1975, the four Codelco properties produced 682,300 metric tons, representing 82% of Chilean copper output. Following the 1976 reorganization, Codelco alone produced 890,000 metric tons in 1977, with Chuquicamata generating 579,000 metric tons, or 65%, of the corporate total, and, another Codelco mine, El Teniente, reaching 276,000 metric tons. From 1983 to 1989, Codelco increased its production from 1,100,000 metric tons to 1,240,000 metric tons, reflecting a pattern of steady reinvestment in extraction, processing, and refining capacity. With the renovation of production capabilities, Codelco emerged as one of the lowest cost producers of copper in the global industry, allowing it to survive a long period in the late 1980s and early 1990s when metals prices were depressed. With the emergence of the Chinese and other Asian economies, Codelco’s output and profitability increased with the demand for copper causing higher prices.

In 1986, Augusto Pinochet’s government liberalized the mining law of Chile, limiting the Codelco mineral claims to those that it had already explored and staked, and permitting private enterprise, domestic and foreign, to reenter the mining business for copper and all other minerals in the country. In addition to several small, locally-owned mining companies, many major international mining companies such as Australia-based BHP-Billiton, Canada-based Aur Resources Inc., and South Africa-based Anglo-American plc, began to develop modern, high-capacity copper mining projects, most of which came on line in the late 1990s, increasing Chilean national copper output by over 400% from 1989, and global market share from about 17% to approximately 35% in 2010.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth of the market for copper:

  Use of MINI plant Design. Our overall strategy is to extract copper from source material for the lowest possible cost using MINI plant design. We believe that the MINI plant offers major advantages in (1) making smaller-sized ore deposits and tailings sites economically viable over the expected range of copper prices; (2) reducing electricity and water requirements in a country where the resources are scarce and relatively expensive; (3) increasing portability as the source material at a commercially feasible site depletes; and (4) increasing our proximity to smaller third-party mining operations.

  First to Market. To our knowledge, we are the first company in Chile to utilize a scalable MINI plant concept to process relatively small deposits and tailings sites. Being an early entrant to the market provides us with know- how and experience that are essential to the profitable exploitation of these sites. Any new market entrants that might become our competitors in the future will require time to develop operational processes and experience and general know-how before they can effectively compete with us.

  Low level of Competition. We currently have no competitors in Chile that extract copper from smaller or abandoned tailings sites utilizing MINI plants like we do. Although we can provide no assurances that other mining companies will not enter the market of extracting copper utilizing the MINI plant concept, we believe that we will have a competitive advantage over any new market entrant as a result of our ongoing operational experience.

  Experienced Management Team. Each member of our management team has extensive experience in the mining industry in Chile. All members of our senior management team have advanced degrees, and include a geologist and a mechanical engineer. Our senior management team has worked together at our Chilean subsidiary, Minera, and on other projects before the inception of Minera for over fifteen years. This experience provides us with the ability to identify new mining opportunities, analyze such opportunities for profitability and develop processes to exploit any opportunities we identify.

Our Operational Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

  Expansion. Since starting construction in the fall of 2008, we have successfully completed the first MINI plant, designated as the Ana Maria plant, located about 30 kilometers northeast of the town of Illapel, in the mining district of Matancilla. Construction of our second MINI plant, Santa Filomena, is approximately 75% complete, we have also begun preparatory work at one additional site we have under our control in Arica, and we anticipate the construction of additional MINI plants over the next 18 to 24 months. We have identified seven additional sites suitable for our MINI plants. As discussed in greater detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overall Liquidity and Capital Resources,” our ability to effectively expand our operations is dependant on our ability to obtain sufficient funds, through a financing, bank loans or a combination thereof. We estimate that we will need approximately $4.5 million to fully execute on our business plan. If we are able to obtain these funds, we estimate that our total operating output capacity, including our Ana Maria facility, will increase to approximately 7,500 metric tons by the end of 2013.

  Exploration. Utilizing the operational platform that we have developed, we intend to create other sources of revenue within the Chilean mining industry. We plan to create a mineral exploration department and utilize our experienced management and operational teams to explore mining opportunities in Chile.

Our Products

Our main product is copper, in the form of copper cathode. Copper is the world’s third most widely used metal and an important component in the world’s infrastructure. Copper has unique chemical and physical properties, including high electrical conductivity and resistance to corrosion, as well as excellent malleability and ductility that has made it a superior material for use in the electrical energy, telecommunications, building construction, transportation and industrial machinery businesses. Copper is also an important metal in non-electrical applications such as plumbing, roofing and, when alloyed with zinc to form brass, in many industrial and consumer applications.

Initially, we plan to sell our copper cathodes to Madeco, the largest cable producer in Chile. Based on our discussions with Madeco, we expect that the selling price will be at a 3% discount from the price for copper, adjusted for purity, on the LME. We expect that sales will be made under purchase orders where cash will be paid upon delivery. We anticipate that this arrangement will provide us with immediate cash flow with which to fund our current operations. In the future, as business volume grows, we may elect to sell our copper cathodes at the generally higher prices prevailing on the LME.

Our Plants

Since starting construction in the fall of 2008, we have successfully completed our first scalable MINI plant, designated as the Ana Maria plant, located about 30 kilometers northeast of the town of Illapel, in the mining district of Matancilla. We have been testing the production of copper cathodes at the Ana Maria plant since late April 2009. In July 2009, we produced our first commercial run of copper cathodes.

We commenced operations at the Ana Maria plant in July 2009. The Ana Maria plant was taken off-line the first week of May 2010 in order to increase the capacity of this facility. As a result, the total capacity of the Ana Maria plant increased from 120 metric tons per month to 180 metric tons per month, effectively increasing its capacity by 50%. We resumed operations at the plant with the additional capacity in place at the beginning of August 2010. Due to the increased needs for working capital to purchase ore, the plant is not yet operating at significant levels of production. We believe that the site can be progressively expanded to about 5,000 metric tons per annum on a modular basis in increments of 500 to 1,000 metric tons, subject to the market price for copper and the grade and quantity of source materials available to be processed. We are also further enhancing our electrowin-based recovery techniques to reduce costs and improve the yield of the copper out of the mineral spectrum.

Construction of our second MINI plant, Santa Filomena is approximately 75% complete, and we have also begun preparatory work at one additional site we have under our control in Arica, and we anticipate the construction of additional MINI plants over the next 18 to 24 months. We have identified seven additional sites suitable for our MINI plants.

The table below summarizes the capacity of each of our current and planned MINI plants.

District	Plant	Initial Production	Initial Capacity/Year
PHASE 1
Matancilla	Ana Maria	Operating	1,500 MT (1)
Salamanca	Santa Filomena	1st Quarter 2012	1,500 MT
Arica	Navidad	1st Quarter 2013	1,500 MT
Combarbala	Gabriella	4th Quarter 2013	1,500 MT
Panucillo	Panucillo	4th Quarter 2013	1,500 MT
TOTAL			7,500 MT

PHASE 2
Camisa	Camisa	TBD	1,500 MT
Chincolco	Jakeline	TBD	1,500 MT
Cerrado	Cerrado	TBD	1,500 MT
Cabildo	Jaqueline	TBD	1,500 MT
TOTAL			13,500 MT

(1) Since we commenced operations at the Ana Maria plant, total annual capacity has been increased to 2,225 metric tons.

We have obtained the rights to conduct our mineral extraction operations at our first 3 planned sites, Matancilla, Salamanca and Arica properties. We have agreements in place for the mineral rights at the remaining properties. These agreements require deposits to be fully executed and anticipate executing these agreements once the Company has the required funds.

Plant Operations

Summary Overview of Our Extraction Process

The following chart illustrates the process of extracting copper from source material:

As shown in the chart above, source material in the form of ore, identified as “run-of-mine,” is initially crushed and milled, with the larger fragments sent for leaching in either vats or in large mounds. The smaller fragments are blended with copper tailings and leached in tanks. The larger fragments are piled in a heap which is lined with an impervious layer, and the leaching solution is sprayed over the top of the heap, and allowed to percolate downward through the heap. The heap design incorporates collection sumps which allow the leach solution that has collected dissolved metal ions to be pumped our and mixed with a 2g/liter solution of acid for further processing. Each leaching process, which differs chemically and operationally, involves the introduction of acids to the source material, which liquefies the copper contained in the source material, thereby separating it from the rock and other materials in the source material. The resulting acidic solution is then filtered and ultimately placed into tanks where the electrowin process is introduced. During the electrowinning process, positive and negative electrodes are placed in the acidic solution containing the copper ions, and an electric current passed through the solution causes the copper to be deposited on the negative electrodes for collection in the form of the copper cathodes. As a result of the electrowinning process, a reaction occurs in carrying out the transfer of copper, which clears a positive hydrogen ion which then associates with molecules of chlorine and nitrate (which are added artificially), resulting in the formation of hydrochloric acid and nitric acid. The addition of sodium chloride and nitrate in bulk is unique to our process and allows us to collect the hydrochloric acid and nitric acid for use in future processing.

The price of copper on the LME fluctuates daily, and, more significantly, by quarter of the year, with prices tending to be stronger in the April to September period, and weaker in the October to March period, subject to global supply and demand. Output from each MINI plant is also subject to a number of factors revolving around overall mechanical reliability of the processing equipment, the ore grade, and weather conditions.

The economic advantages of the MINI plant are driven by the ability to achieve profitable operation by reducing the cost of: (1) transportation of the source material to the plant site; (2) leaching agents; (3) electric power; (4) water; (5) total manpower; and (6) capital cost recovery of the installed plant. Most elements of the unit costs tend to increase as the world price of copper rises. In periods of price retreats, some elements such as leaching agents and feed stock have dropped below their peak period costs. Electric power and water costs tend to be relatively stable, but are generally quite high in Chile due to geography and the desert-like climate, which affects most regions where mines have been exploited.

The following table illustrates the costs associated with producing one pound of copper, based on our current budget estimates for the Ana Maria plant:

Cost Element	Unit Cost
Copper Ore – Average 2.65% grade	0.20
Receiving, Scaling & Crushing	0.09
Processing to Tank House	0.14
Electrowin to Cathodes	0.29
Labor & Fringe Benefits	0.15
Plant Operating Overhead	0.05
Depreciation of Plant & Equipment	0.08
TOTAL COST PER POUND – US$	1.00

Crushing Operations

The crushing operation begins with weighing ore on bascules located in the ore collection area. The bascules weigh the totality of the ore that is received in order to provide an accurate weight. Samples are then taken in the trucks in order to define the ore humidity and an initial grade. Once samples are taken, the ore is moved to the loadout bin, which has a capacity of 25 tons. The ore is then delivered to a 1.2m x 1.8m jaw crusher by way of a pneumatic feeder and a conveyor belt, and the crushed ore is discharged on a conveyor belt to a vibrating sieve that has two screening decks, one consisting of half-inch screens and the other a 6mm mesh. Ore larger than 0.5 inches is delivered to a crusher with a 4.5 inch cone, which reduces the ore and returns to the sieve.

Ore smaller than 0.5 inches and larger than 6mm is used in our heap leaching operations. All ore smaller than 6mm is weighed and used in our agitation leaching operations.

Heap Leaching Operations

The heap leach sites are located within 3,940 feet in distance and 99 feet in height relation to our solvent extraction sites. The area in which heaps are located is 132 x 164 feet and consists of 4 heaps. The area is leveled with an inclination of 5% and is compacted with granulated millet. To waterproof the heaps, their surface is coated with a 0.75cm thick high-density polyethylene pad that is fused at the joints.

This ore used in our heap leaching operations should have an estimated grade of 1.5% of soluble copper and an acid consumption average of 5 to 8 kg of acid per kg of copper extracted. Each heap should measure 40m wide x 50m long and 2m high, resulting in an approximate capacity of 5000 tons of ore per heap. In addition, a 2 inch drenaflex system is installed on the fine ore that was spread to prevent damage to the pad and to ensure proper drainage of the heap.

The ore from the heaps is irrigated with a solution of refined acidity ranging from 10 to 15 grams of mineral acid per liter under a drip irrigation system, and an irrigation rate of about 8 liters per square meter per hour. This delivers approximately 280 liters of pregnant leach solution, or PLS, per minute with an average of 4 to 5 grams per liter of copper, an acidity of 2 grams per liter of acid and a pH of 2. A heap with a copper concentration of less than 4 grams per liter will proceed to recirculation of the PLS to re-supply the heap with the same solution to obtain a concentration of 4 or more grams of copper per liter.

The next stage requires 1,700 cubic meter pools, a refinery, a 1,200 cubic meter recirculating pool and a 600 cubic meter pool containing PLS. The irrigated solution in heaps with approximately 4 grams of copper per liter will be stored in a 1,100 cubic meter PLS heap pool from which it will be sent to the solvent extraction facility. All solutions transferred between the heaps and the pools of the plant travel through 110mm high-density pipe.

The ore remains in the heaps for approximately 60 days, and is expected to recover 70% of content copper. The heaps are then disassembled and the ore is sent to the run-of-mine heap which will flush the mineral indefinitely to reach copper recovery levels from 85 % to 90%.

The water for our heap leaching operations is collected from an irrigation canal. We collect water for our operations at a rate of approximately 1,200 liters per minute for approximately 4.5 hours per week.

Solvent Extraction Operations

The feed stock for our solvent extraction operations is collected from two pools which are located at the plant at a height about 5 meters above the solvent extraction facility. One pool has a capacity of 250 cubic meters, and the second, which receives solution, has a capacity of 200 cubic meters. To begin the extraction process, PLS is mixed with a 20% extractant solution, or organic, in an agitator with a capacity of approximately 4.5 cubic meters. The copper minerals in the solution settle and are separated from the solution. The raffinate, or remaining liquid following collection of extracted minerals, produced in the extraction stage is driven by gravity to two 9 cubic meter tanks and processed through a paraffin filter system to catch any remaining particles of organic. The raffinate is ultimately pumped back to the heaps, where it is irrigated through in order to collect copper and be re-introduced to our solvent extraction facility.

To wash the organic from the copper minerals in the settled solution, the separated solution is pumped into two 4.5 cubic meter agitators where the 20% organic extractant solution is mixed with a cleaning water solution with an acidity of approximately 20 grams per liter. To extract copper from the cleaned and loaded organic solution, there are two agitators where the 20% organic extractant is mixed with electrolytes produced in our electrowinning process, with an acidity of approximately 200 grams per liter of acid and a total of approximately 4.5 cubic meters. The mixture is allowed to settle and the copper-rich electrolytes are separated and pumped to our electrowinning cells and the discharged organic material is sent back through the extraction process.

Electrowinning Operations

The electrowin circuit has 2 parallel banks of cells, each with 16 cells. Each cell has a capacity of 3 cubic meters, and each bank can contain a maximum of 16 cathodes. The circuit is capable of delivering approximately 120 metric tons of copper cathodes per month when operating at maximum capacity, and each cell bank has a rectifier with a capacity up to 10,000 amperes and 32 volts. Each starter cathode is 0.88mm thick and measures 90cm by 90cm. When operating at full capacity, we are able to harvest finished copper cathodes in ten day cycles.

The following table illustrates the projected copper deposition of our Ana Maria facility per harvest operating at full capacity:

Daily deposition per cell	132 Kg
Daily deposition per cathode	8.2 Kg
Total daily production	2,109 Kg
Total monthly production per bank	63,261 Kg
Total monthly production of the facility	126,522 Kg
Harvest in days	10 Days
Metric tons per harvest	40.960 Metric Tons

*All amounts are approximations

Raw Materials

Source material, including tailings and ore, sulfuric acid and water are the principal raw materials used in our current operations. While the properties we have obtained rights to each have their own mineral deposits, we will procure the majority (approximately 88%) of our source material from third parties by purchasing rights to such source material at smaller sites, where it is less economical for larger open-pit mining companies to operate, due largely to the transportation costs associated with moving source materials to fixed processing sites. The following table sets forth our historical purchases of source material from third-parties for use at our Ana Maria facility:

Mine	Batch	Total (kg)	Grade
La Juncal	Batch-01	288	0.80
	Batch-02	288	0.80
	Batch-03	288	0.80
	Batch-04	198	0.80
Total La Juncal		1062
Las Gemelas	Batch-01	208.8	2.00
	Batch-02	156.6	1.25
	Batch-03	156.6	1.25
	Batch-04	295,8	1.45
Total Las Gemelas		817.8
Los Alamos	Batch-01	48.3	2.30
Total Los Alamos		48.3
Narnia	Batch-01	234
Total Narnia		234
Total general		2162.1

While the process of extracting copper from tailings requires the use of sulfuric acid, we utilize a methodology which allows us to extract the sulfuric acid that is contained in the tailings which are either located at our MINI plant site or which are created through the use of our copper extraction process on ore, and then reuse the sulfuric acid to extract copper from future source material. This recycling process helps us minimize our costs of raw materials.

Our operations require significant quantities of water for mining, ore processing and related support facilities. Our operations are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous operation at our MINI plants is dependent on our ability to maintain our water rights and claims and defeat claims adverse to our current water uses in legal proceedings. At present our only MINI plant that is operational is our Matancilla facility. At this facility, we have obtained the right to collect water from the river that flows through the property to satisfy all of the operational needs of the facility.

Our costs for sulfuric acid and electric power vary. However, at present, sulfuric acid costs approximately $190 per metric ton, and electricity costs us between approximately $2.00 and $4.80 per kilowatt hour.

Research and Development

We do not currently engage in any significant levels of research and development and do not have any employees who are solely dedicated to research and development. We do, however, continually monitor industry developments in the mining and processing industries and we regularly analyze our own procedures and methods to further refine and improve them.

Our Competition

We currently have no competitors in Chile that extract copper exclusively from smaller producers or abandoned tailings sites utilizing MINI plants like we do. Although we can provide no assurances that other mining companies will not enter the market of extracting copper utilizing the MINI plant concept, we believe that we will have a competitive advantage over any new market entrant as a result of our ongoing operational experience.

There are, however, other companies in Chile producing copper from tailings. One such company, MVC, a wholly-owned subsidiary of a Canadian publicly traded company, Amerigo Resources Ltd., produces copper and molybdenum concentrates from tailings located in the world’s largest underground copper mine, Codelco’s El Teniente mine. MVC is currently treating all fresh tailings from El Teniente’s present production and has the right to treat the higher grade tailings from a 200 million ton in situ tailings impoundment located next to MVC’s plant. MVC, however, processes a different type of copper ore using a flotation process for copper concentrate, as opposed to our process which utilizes cathodes.

We do not believe that MVC represents significant competition for us for the following reasons:

  The operations of MVC are in a separate geographic region from where we are currently operating or where we expect to expand our operations;

  MVC conducts its operations through large capital expenditure at one production site, whereas our business model focuses on conducting operations at multiple production sites with small targeted capital investments to each site; and

  MVC is focused and dependent on a single customer, whereas our business model combines self-provided source material combined with access to third-party source material.

Intellectual Property

We do not possess any material intellectual property.

Environmental Matters

Chile’s environmental regulations are administered by the Comisión Nacional del Medio Ambiente, or CONAMA. Typically, copper producers and other similar companies are required to prepare and submit environmental impact studies detailing the impact of the copper reclamation and production on the surrounding environment, and to adhere to other environmental regulations. We have obtained written confirmation from CONAMA that our operations fall outside the scope of these environmental regulations because our MINI plant facilities do not produce in excess of 5,000 metric tons of copper per year from ore source material.

Regulation

Our mineral reclamation activities are not regulated by any specific governmental agency, as our activities are not in the public domain. The general policies of the mining industry, however, are administered by the Chilean Ministry of Mining and its departments, and our activities are governed by the Chilean Mining Code, Decree of Mining Security and general labor, commercial, health and environmental regulations. We believe that we are in compliance with all laws and regulations that are applicable to our operations.

Our Employees

As of March 31, 2011, we employed 80 full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
General and administration	15
Executive Officers	4
Marketing and Sales	0
Research and Development	2
Engineering/Technicians	11
Operations	48
TOTAL	80

Insurance

We maintain property insurance for our premises located in Santiago, Chile where our executive offices are located. We also maintain property insurance for our automobiles. We do not maintain business interruption insurance or key-man life insurance. We believe our insurance coverage is customary and standard of companies of comparable size in comparable industries in Chile.

We do not maintain property insurance for our MINI plants. Because of the modular nature of our MINI plant facilities and the fact that we do not erect any permanent structures at these facilities, we have determined that premiums payable for property insurance would be an inefficient use of our operating capital.

Seasonality

The price of copper on the LME fluctuates during the year, with prices tending to be stronger in the April to September period, and weaker in the October to March period, subject to global supply and demand.

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

We have a working capital deficit of $2,507,087 and have incurred a deficit of $9,096,767 for the cumulative period from January 24, 2008 (inception) to March 31, 2011, and have had no significant source of revenue. The future of our Company is dependent upon future profitable operations from the extraction of copper and the growth of our mineral properties. Our management will need to seek additional financing in the future. These conditions raise substantial doubt about our Company’s ability to continue as a going concern.

We have a limited operating history upon which to evaluate our potential for future success.

Our operating subsidiary, Minera, was initially formed as a closed capital corporation (sociedad anónima cerrada) on January 2, 2008 and first began processing copper from its first operational MINI plant in April, 2009. The likelihood of our success must be considered in light of the risks and uncertainties frequently encountered by early stage companies like ours in an evolving market, such as unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages as against larger and more established companies. If we are unsuccessful in addressing these risks and uncertainties, our business will be materially harmed.

If we fail to effectively manage our growth and expand our operations, our business, financial condition, results of operations and prospects could be adversely affected.

Our future success depends on our ability to expand our business. Since starting construction in the fall of 2008, we have successfully completed the first MINI plant, designated as the Ana Maria plant, located about 30 kilometers northeast of the town of Illapel, in the mining district of Matancilla. Construction of our second MINI plant, Santa Filomena, is approximately 75% complete, and we have begun preparatory work at one additional site we have under our control in Arica, and we anticipate the construction of additional MINI plants over the next 18 to 24 months. We have identified seven additional sites suitable for our MINI plants.

As discussed in greater detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overall Liquidity and Capital Resources,” our ability to effectively expand our operations is dependant on our ability to obtain sufficient funds, through a financing, bank loans or a combination thereof. We estimate that we will need approximately $4.5 million to fully execute on our business plan. However, even if we are able to obtain these funds, our ability to commence operations at additional sites and establish additional capacity and increase the volume of copper is subject to significant risks and uncertainties, including:

  delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as problems with equipment vendors and manufacturing services provided by third-party manufacturers;

  the inability to obtain, or delays in obtaining, required approvals by relevant government authorities;

  diversion of significant management attention and other resources; and

  failure to execute our expansion plan effectively.

To accommodate our growth, we will need to implement a variety of new and upgraded operational and financial systems, procedures, and controls, including improvements to our accounting and other internal management systems, by dedicating additional resources to our reporting and accounting function, and improvements to our record keeping systems. We will also need to recruit more personnel and train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with our existing customer and find new customers for our products. There is no guarantee that our management can succeed in maintaining and expanding these relationships.

The expansion of our business may place significant strain on our personnel, management, financial systems, and operational infrastructure, and may impede our ability to meet any increased demand for our products. Our business growth also presents numerous risks and challenges, which are difficult to quantify but could be significant, including the costs associated with such growth.

If we encounter any of the risks described above, or if we are otherwise unable to establish or successfully operate additional capacity or increase our output, we may be unable to grow our business and revenues, reduce our operating costs, maintain our competitiveness or improve our profitability and, consequently, our business, financial condition, results of operations, and prospects will be adversely affected.

Extended declines in the market prices of copper could adversely affect our earnings and cash flows. Fluctuations in the market price of copper can cause significant volatility in our financial performance and can adversely affect the trading price of our common stock.

Our earnings and cash flows are affected significantly by the market price of copper. The world market price of copper has fluctuated historically and is affected by numerous factors beyond our control. Copper prices declined significantly during the latter part of 2008 from their recent historically high levels and, while prices have steadily recovered, exchange inventories remain at significantly higher levels than the first half of 2008. After averaging $3.61 per pound for the first nine months of 2008, the LME spot copper prices declined to a four-year low of $1.26 per pound in December 2008. The LME spot copper price closed at $3.30 per pound on November 21, 2011. An extended decline in the market price of copper could (1) adversely affect our earnings and cash flows, (2) adversely affect our ability to repay our debt and meet our other fixed obligations, and (3) depress the trading price of our common stock.

In addition, substantially all of our copper cathode sales will be provisionally priced at the time of shipment, subject to final pricing, at a specified future date based on the LME prices on that date. Accordingly, in times of falling copper prices, our revenues during a quarter are negatively affected by lower prices received for sales priced at current market rates and also from a decrease related to the final pricing of provisionally priced sales in prior periods.

We estimate that our MINI plant technology will allow us to break even at copper prices as low as $1.00 per pound. If the market price for the copper cathodes we produce falls below $1.00 per pound for a sustained period of time, we may have to further revise our operating plans, including curtailing production, reducing operating costs and capital expenditures and discontinuing certain exploration and development programs. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues, and may incur losses.

World copper prices have historically fluctuated widely. During the five years ended December 31, 2010, the LME daily closing spot prices ranged from $1.26 to $4.42 per pound for copper. World copper prices are affected by numerous factors beyond our control, including:

  the strength of the U.S. economy and the economies of other industrialized and developing nations, including China, which has become the largest consumer of refined copper in the world;

  available supplies of copper from mine production and inventories;

  sales by holders and producers of copper;

  demand for industrial products containing copper;

  investment activity, including speculation, in copper as a commodity;

  the availability and cost of substitute materials; and

  currency exchange fluctuations, including the relative strength or weakness of the U.S. dollar.

Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rate. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

A surplus in the copper market could lower the market price of copper, which would adversely affect our results of operations.

According to data from the International Copper Study Group, the refined copper market balance for 2011 is expected to show a deficit of approximately 400,000 metric tons. However, a surplus in the copper market could cause the market price of copper to decrease or make it difficult for us to sell all of the copper that we extract, and thereby could adversely affect our results of operations, cash flows and financial condition.

We may require additional capital and we may not be able to obtain it on acceptable terms or at all.

We believe that our current cash, reinvested cash flow from operations will be sufficient to meet our present cash needs. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

  investors’ perception of, and demand for, securities of Chilean-based companies involved in the mining sector;

  conditions of the U.S. and other capital markets in which we may seek to raise funds;

  our future results of operations, financial condition and cash flows; and

  economic, political and other conditions in Chile.

Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to operational risks that are generally outside of our control and could adversely affect our business.

Mineral reclamation sites, like the sites where we will locate our MINI plants, by their nature are subject to many operational risks and factors that are generally outside of our control and could adversely affect our business, operating results and cash flows. These operational risks and factors include the following:

  unanticipated ground and water conditions;

  adverse claims to water rights and shortages of water to which we have rights;

  adjacent land ownership that results in constraints on current or future operations;

  geological problems, including earthquakes and other natural disasters;

  metallurgical and other processing problems;

  the occurrence of unusual weather or operating conditions and other force majeure events;

  lower than expected ore grades or recovery rates;

  accidents;

  delays in the receipt of or failure to receive necessary government permits;

  the results of litigation, including appeals of agency decisions;

  uncertainty of exploration and development;

  delays in transportation;

  interruption of energy supply;

  labor disputes;

  inability to obtain satisfactory insurance coverage; and

  the failure of equipment or processes to operate in accordance with specifications or expectations.

Continuation of our production is dependent on the availability of a sufficient water supply to support our operations.

Our operations require significant quantities of water for mineral reclamation, ore processing and related support facilities. Our operations are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production is dependent on our ability to maintain our water rights and claims and defeat claims adverse to our current water uses in legal proceedings.

We cannot predict the potential outcome of any future legal proceedings on our water rights, claims and uses. The loss of some or all water rights for any of our sites, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down production and could prevent us from pursuing expansion opportunities. Additionally, we have not yet secured adequate water rights to support all of our potential expansion projects, and our inability to secure those rights could prevent us from pursuing some of those opportunities.

An interruption of energy supply could adversely affect our operations and increased production costs could reduce our profitability and cash flow.

Our operations and construction projects require significant amounts of energy. Our principal energy source is electricity. We access electricity from the national power grid and through onsite backup generators that are diesel powered. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations.

Electricity represents a significant portion of our production costs. An inability to procure sufficient electricity at reasonable prices could adversely affect our profits, cash flow and growth opportunities. Our production costs are also affected by the prices of commodities we consume or use in our operations, such as sulfuric acid, steel, reagents, liners, explosives and diluents. The prices of such commodities are influenced by supply and demand trends affecting the mining industry in general and other factors outside our control and such prices are at times subject to volatile movements. Future increases in the cost of these commodities could make our operations less profitable. Increases in the costs of commodities that we consume or use may also significantly affect the capital costs of new projects.

We could incur substantial costs in order to comply with, or to address any violations under, environmental laws that could significantly increase our operating expenses and reduce our operating income.

We are subject to Chile’s comprehensive statutory and regulatory environmental requirements relating to, among others:

  the protection of our employees’ health and safety;

  the acceptance, storage, treatment, handling and disposal of hazardous waste;

  the discharge of materials into the air;

  the management and treatment of wastewater and storm water;

  the remediation of soil and groundwater contamination; and

  the restoration of natural resource damages.

We can give you no assurance that we will be in material compliance or avoid fines, penalties and expenses associated with compliance issues in the future.

We are required to obtain, and must comply with, a specific resolution of the Chilean Ministry of Health issued to us in order to conduct our operations. Failure to comply with the resolution, or violations thereto if not remedied, could result in our incurring fines. Further, our operations are conducted primarily outdoors and as such, depending on the nature of the ground cover, could involve the risk of releases of wastes and other regulated materials to the soil during transportation and, possibly, to the groundwater.

In Chile, environmental statutes and regulations have changed rapidly in recent years by requiring greater and more expensive protective measures, and it is possible that we will be subject to more stringent environmental standards in the future. For these reasons and others, we cannot accurately predict future capital expenditures for pollution control equipment, remediation, or other initiatives that may be required. However, we expect that environmental standards will become increasingly more stringent and that the expenditures necessary to comply with those heightened standards will correspondingly increase.

In general, we do not carry environmental impairment liability insurance because we believe the cost of any premiums outweighs the benefit of coverage and that the current legal regime applicable to our operations protects us from any significant liability. If, however, we were to incur significant liability for environmental damage, such as a claim for soil or groundwater remediation, our results of operations and financial condition could be materially and adversely affected.

We depend heavily on key personnel and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Messrs. Jorge Osvaldo Orellana Orellana, our Chairman, Chief Executive Officer and President, and Ronald Christian Pellegrini Vasquez, our Chief Financial Officer. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, operational and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete the institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing our business and could be harmed by turnover in the future.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Mr. Jorge Osvaldo Orellana Orellana, our Chairman, Chief Executive Officer and President, beneficially owns approximately 41.46%of our outstanding voting securities. As a result, he has significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and might reduce the price of our shares.

Our management has identified a material weakness in our internal control over financial reporting, which if not properly remediated could result in material misstatements in our future interim and annual financial statements and have a material adverse effect on our business, financial condition and results of operations and the price of our ordinary shares.

The SEC as required by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which must also contain management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the financial statements of a company that is not a non-accelerated filer under Rule 12b-2 of the Exchange Act must also attest to the operating effectiveness of the company’s internal controls.

A report of our management is included under Item 9A of this report. Our management has concluded that that our internal controls over financial reporting as of March 31, 2011 were not effective due to certain material weaknesses identified in Item 9A. Our independent registered public accounting firm was not required to attest to the operating effectiveness of our internal controls since we are a non-accelerated filer.

We are in the process of implementing certain initiatives to address these weaknesses as described under Item 9A. However, there is no guarantee that these initiatives will remediate the weaknesses completely. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. This could further reduce investors’ confidence in our reported financial information, which in turn could result in lawsuits being filed against us by our stockholders, otherwise harm our reputation or negatively impact the trading price of our common stock.

RISKS RELATED TO DOING BUSINESS IN CHILE

Chilean political and economic conditions have a direct impact on our business.

All of our assets are located in Chile and all of our revenues are derived in Chile. Accordingly, our business, financial condition and results of operations depend to a considerable extent upon economic conditions in Chile. Future developments in the Chilean economy could adversely affect our financial condition or results of operations and may impair our ability to proceed with our strategic plan of business. In addition, such developments may impact the market price of our securities.

The Chilean government has exercised and continues to exercise a substantial influence over many aspects of the private sector and has changed monetary, fiscal, tax and other policies to influence the Chilean economy. We have no control over and cannot predict how governmental intervention and policies will affect the Chilean economy or, directly and indirectly, our operations and revenues. Our operations and financial condition, as well as the market price of our securities, may be adversely affected by changes in policies involving exchange controls, taxation, and other matters. In addition, our operations and financial condition, as well as the market price of our securities, may be adversely affected by factors such as:

  fluctuations in currency exchange rates;

  base interest rate fluctuations; and

  other political, diplomatic, social and economic developments in or affecting Chile.

Additionally, in recent years the growth of the Chilean economy has slowed from the rates achieved in the 1990s. We cannot predict whether the Chilean economy will grow or decline in the future or if future developments in the Chilean economy will materially adversely affect our business, financial condition or results of operations.

Your ability to enforce civil remedies against our officers and directors in Chile may be limited.

Our operating subsidiary, Minera, is a closed capital corporation (sociedad anónima cerrada), organized under the laws of Chile. All of our directors and executive officers reside outside the United States in Chile, and all of our assets and the assets of these persons are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States on, or bring actions or enforce foreign judgments against, us or these persons in U.S. courts.

In addition, we have been advised by our Chilean legal counsel, Guevara & Cia, that no treaty exists between the United States and Chile for the reciprocal enforcement of foreign judgments. There is also doubt as to the enforceability in Chilean courts of judgments of U.S. courts obtained in actions predicated upon the civil liability provisions of the U.S. federal securities laws. Chilean courts, however, have enforced judgments rendered in the United States by virtue of the legal principles of reciprocity and comity, subject to the review in Chile of the U.S. judgment in order to ascertain whether certain basic principles of due process and public policy have been respected, without reviewing the merits of the subject matter of the case. Lastly, we have been advised by our Chilean legal counsel that there is doubt as to the enforceability in original actions in Chilean courts of liabilities predicated solely upon U.S. federal securities laws.

RISKS RELATED TO THE MARKET FOR OUR STOCK

We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the Nasdaq Global Market and this low trading volume may adversely affect the price of our common stock.

Our common stock trades on the OTC Bulletin Board. The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the Nasdaq Global Market. Although we believe that this offering will improve the liquidity for our common stock, there is no assurance that the offering will increase the volume of trading in our common stock. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorize our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

Our executive offices are located at Jorge Canning 1410, Ñuñoa, Santiago, Chile. We are provided space at this location by Contratista en Geologia, Mineria y Construccion Jorge Orellana E.I.R.L., or Geominco, a company wholly-owned by our Chief Executive Officer, Jorge Osvaldo Orellana Orellana. At present, we do not pay any rent for this office space.

Additionally, we hold an interest in 7 groups of properties, as described below:

District	Plant
Matancilla	Ana Maria
Salamanca	Santa Filomena
Combarbala	Gabriella
Camisa	Camisa
Chincolco	Jakeline
Cerrado	Cerrado
Cabildo	Jaqueline

At present, only our MINI plant located in Matancilla is material to our ongoing operations. We anticipate that we will construct additional MINI plants and commence operations at our properties located in Salamanca in early 2012 and Combarbala and Camisa in 2013. We anticipate that we will construct MINI plants and commence operations at our properties located in Chincolco, Cerrado and Cabildo in 2014. Additionally, we are currently in negotiations to purchase property rights at a site in Panulcillo, and we anticipate that we will be able to commence construction of a MINI plant on this site in 2013.

The following descriptions are of our properties which are material to our operations currently and through the next twelve months.

Matancilla

Our Matancilla property is located in the Coquimbo Region (Region IV) of central Chile, South America. Our Ana Maria facility is located on our Matancilla property. The property comprises 21 concessions totalling 4,050 hectares situated in the Illapel municipality of the province of Choapa. This property is located approximately 170 km southeast of the city of La Serena, the largest city and capital of the Coquimbo Region. La Serena is located about 400 km north of Santiago, the capital city of Chile.

Access to the Matancilla property is by 255 km of paved and gravel road from La Serena, the capital of the Coquimbo Region. The Pan American Highway (Highway 5) leads 200 km south along the Pacific Coast from La Serena to the town of Puerto Oscuro. A second paved highway (Route D-71) then leads first east and then southeast for about 73 km, past the towns of Canela Baja and Cocoú to the turnoff for the project near the edge of the Las Chinchillas National Reserve. The town of Matancilla and the Ana Maria complex are reached by about 15 km of gravel road (Routes D-797 and D-793) that runs north and east from the Route D-71 turnoff. All roads are operational year-round.

The Matancilla property consists of 16 exploration and exploitation concessions owned by us, totaling 2,500 hectares. Nine of the 16 concessions are exploitation concessions, and the remaining seven are exploration concessions. All concessions are under application. The annual license fees for all exploration and exploitation concessions are paid through March 2011. We own the surface rights to the concession hosting the Ana Maria complex (RELA 1 1/10), but only hold the subsurface rights to the other concessions. The property has not yet been legally surveyed. The concessions are listed in the table below.

Concession Name	Registration Number (ROL)	Hectares	Concession Type
BIGO 5 1/10	2235	50	Exploitation in application
BIGO 9 1/30	84494	300	Exploitation in application
BIGO 10 1/30	84495	300	Exploitation in application
RELA 1 1/10	84615	50	Exploitation in application
RELA 3 1/10	84647	100	Exploitation in application
RELA 4 1/10	84648	100	Exploitation in application
La Lealtad 39 1/20	74104	100	Exploitation in application
La Lealtad 44 1/20	74109	100	Exploitation in application
LA VERDE 1 1/20	84907	100	Exploitation in application
Clarita 2	2445	200	Exploration in application
CLARITA SUR	2373/09	300	Exploration in application
ASLAN 1	85016	200	Exploration in application
Río Negro 1		200	Exploration in application
Río Negro 2		200	Exploration in application
Matancilla 1		100	Exploration in application
Matancilla 2		100	Exploration in application
Total		2,500

We have not conducted, nor do we intend to conduct, an evaluation of the proven or probable reserves related to the mining concessions located at the Matancilla property. The majority of the source material processed at the Ana Maria plant will be ore purchased from third-parties.

Because of the planned process plant throughput of less than 5,000 metric tons per month at our Matancilla property, no environmental permits are required by the Chilean government.

With respect to exploration concessions, in Chile the titleholder has the right to carry out all forms of exploration activities within the area of the concession. Exploration concessions can overlap, but only the titleholder with the earliest dated exploration concession over the area as indicated by their identification number, or ROL, can exercise these rights. For each exploration concession, the titleholder must pay an annual fee of US$1.10 per hectare to the Chilean Treasury. Exploration concessions have a duration of two years. At the end of this period, the concession may be renewed for two more years, in which case at least 50% of the surface area must be renounced; or converted, in total or in part, into exploitation concessions.

With respect to exploitation concessions, in Chile the titleholder has the right to explore and exploit the minerals located within the concession area and to take ownership of the extracted minerals. Exploration concessions can overlap, but only the titleholder with the earliest dated exploration concession over the area can exercise these rights. The titleholder must pay an annual fee to the Chilean Treasury of approximately US$5.80 per hectare. Exploitation concessions are of indefinite duration, and therefore do not expire.

Concession owners do not necessarily have surface rights to the underlying land, however they do have the right to explore or exploit the concession.

We have access to sufficient sources of power and water (potable and for use in our copper reclamation process) for our expected operations at our Matancilla property.

Historical Operations on Property

The Ana Maria flotation plant began operations in 1968, processing copper and gold mineralization from the nearby Sara and Nueva Verde small-scale copper mines. The town of Matancilla was established to support the nearby mining activity and the operation of the Ana Maria plant. The plant was owned and operated by Mr. Geraldo Toro Araya. Tailings from the plant were diverted into two tailings dams, the first located south and downhill of the plant and named Ana Maria Sur, and the second located north and slightly uphill from the plant and named Ana Maria Norte. The Ana Maria Sur tailings dam served from initial production until 1987, when tailings were deposited into Ana Maria Norte until the plant ceased operation around 1999.

Capacity

Following an increase in capacity between May and July 2010, we expect that the Ana Maria plant will be able to produce 2,225 metric tons per year of copper cathodes, and that it will be expandable to 7,500 metric tons per year. The plant is still in the commissioning phase as of the date of this report and the first cathodes are being produced.

Salamanca

Our Salamanca property is located in the Coquimbo Region (Region IV) of central Chile, South America. Our Filomena facility is located on this property. This property comprises private land holdings, or the Araya Lands, which we own that host our Filomena plant and tailings deposits, and 17 concessions that host our hard-rock prospects, together which total approximately 3,762 hectares. The property situated in the municipality of Salamanca in the province of Choapa. The property is located approximately 200 km southeast of the city of La Serena, the largest city and capital of the Coquimbo Region. La Serena is located about 400 km north of Santiago, the capital city of Chile.

Access to the Salamanca property is by 315 km of paved and gravel road from La Serena, the capital of the Coquimbo Region. The Pan American Highway (Highway 5) leads 200 km south along the Pacific Coast from La Serena to the town of Puerto Oscuro. A second paved highway (Routes D-71 and D-81) then leads first east and then southeast for about 103 km, past the towns of Canela Baja and Illapel to the town of Salamanca. The Filomena plant and Arboleda tailings deposit are reached by about 10 km of paved and gravel road that runs east from the Route D-81 turnoff. All roads are operational year-round. A number of daily scheduled jet air services fly between La Serena and Santiago.

The Salamanca property consists of the Araya Lands on which we hold the surface rights only, and 17 exploration and exploitation concessions owned by us, totaling 3,738 hectares. The Araya Lands consist of four parcels totaling approximately 24 hectares. We purchased the Araya Lands from Gerardo Jaime Toro Araya on February 4, 2009 for 100 million Chilean pesos, or approximately $187,000. Five of the 17 concessions are exploitation concessions, and the remaining 12 are exploration concessions. All concessions are under application. The annual license fees for all exploration and exploitation concessions are paid through March 2011. We own the surface rights to the properties hosting the Filomena complex, but only hold the subsurface rights to the other concessions. The property has not yet been legally surveyed. The properties and concessions are listed in the following table.

Concession Name	Registration Number (ROL)	Hectares	Concession Type
Araya Lands	N/A	24	Surface rights only
TRES MAR¥AS 1/5	84906	25	Exploitation in application
BIGO 7 1/30	84492	300	Exploitation in application
BIGO 8 1/30	84493	300	Exploitation in application
LA BIGORNIA 1/3	83758	4	Exploitation in application
LA ÚLTIMA 1/2	83758	9	Exploitation in application
Las Tres Marías 2	85083	200	Exploration in application
FILO 1	85005	300	Exploration in application
FILO 2	85006	300	Exploration in application
FILO 3	85007	300	Exploration in application
FILO 4	85008	300	Exploration in application
FILO 5	85009	300	Exploration in application
FILO 6	85010	300	Exploration in application
FILO 7	85011	300	Exploration in application
FILO 8	85012	200	Exploration in application
MANTOS 1	85002	200	Exploration in application
MANTOS 2	85003	200	Exploration in application
PSAVEL	85001	200	Exploration in application
Total		3,778

We have not conducted, nor do we intend to conduct, an evaluation of the proven or probable reserves related to the mining concessions located at the Salamanca property. The majority of the source material processed at the Filomena plant will be ore purchased from third-parties.

We acquired the Araya Lands that host the historical Filomena plant and the Arboleda Planta tailings deposit in February 2008. We applied for the 17 concessions that with the Araya Lands make up the Salamanca property from July 2008 to March 2009. These concessions are currently under application.

No encumbrances are registered on the properties or concessions and they are not affected by the payment of royalties or other obligations in favor of third parties. Because of the planned process plant throughput of less than 5,000 metric tons per month, no environmental permits are required by the Chilean government.

Plant, Equipment, and Cost of Property

At present, we have commenced construction of our MINI plant facility at the Salamanca property. We anticipate that the plant will be complete and we will commence operations in early-2012. As mentioned elsewhere in this report, we estimate that it will cost approximately $2.5 million to construct the MINI plant.

Historical Operations on Property

Small-scale exploration and mining has occurred in the Salamanca property area from the early 20th century, and likely long before. Copper and gold prospect pits and workings occur in many locations throughout the property area.

Remnants of the historical Filomena processing plant occur on the property, but no information remains regarding the history of the plant. Stockpiles and the tailings deposits are located to the east of the plant. The plant likely processed copper material from local small-scale mines. Production records are not available for the plant, but approximately 9,000 metric tons of material is considered reasonable based upon recent volume estimates of the tailings deposit. The grade of the material processed at the plant is not known.

Development and Capacity of Property

Existing infrastructure at the Salamanca property includes the remnants of the historical Filomena flotation plant, that we are modifying to include a solvent-extraction/electrowinning circuit. This modification is being constructed as of the date of this report. We are currently assembling a processing plant of the same type as the plant that is currently under construction at our Matancilla property, about 35 km northwest of the Filomena complex. Our plant at Filomena is located close to the Arboleda Planta tailings deposit and it is being built on the foundations of the historical plant. We expect that the plant will be able to produce 1,311 metric tons per year of copper cathodes, and it will be expandable to 7,500 metric tons per year. The plant will aim at treating a wide range of materials including tailings material and run-of-mine material from various small-scale producing mines in the region. In time, we may have an opportunity of processing mineralization sourced from small-scale workings in the vicinity of the property. These workings are held by third-parties, and there is no information currently available on potential tonnage, grade, or rate of supply of material from such workings. We have not yet undertaken any studies or testing to demonstrate acceptable metallurgical recoveries or operating costs for this plant. The plant is still in the commissioning phase and the first cathodes are being produced as of the date of this report.

Arica (Navidad Project)

Our Navidad Project consists of a number of properties which are situated 83km from the closest city, Arica. This property is located in the Arica and Parinacota Region (Region XV) of Northern Chile, South America. The Project comprises a number of private land holdings, which are owned by Minera San Carlos and Compania Minera Pascua. We have signed a 10 year lease with the property owner of Minera San Carlos and Compania Minera Pascua for 150 million Chilean pesos, or approximately $300,000. The lease provides our Company with the exclusive right to explore, exploit and process all ore extracted from the leased properties. The properties included are detailed below. They represent 10 concessions which total approximately 2,073 hectares. The properties are situated in the municipalities of Arica and Parinacota. The region of Arica is located about 1,700 km north of Santiago, the capital city of Chile and is on the border with Peru.

The distance between the main city of Arica and the complex of properties which comprise the Navidad Project is 83km km of paved and gravel road. Arica, which is located 1700 Km north from Santiago the country’s capital, and is served by daily flight service linking it to Antofagsta and Calama and then on to Santiago.

All 10 of the concessions comprising the Navidad Project are exploration and exploitation concessions. All concessions are current and approved, and the annual license fees for all exploration and exploitation concessions are paid through March 2011. The property has not yet been legally surveyed. The properties and concessions are listed in the following table.

Concession Name	Registration Number	Hectares	Concession Type
	(ROL)
GUTY 1 1-15	015101-10008-1	150	Exploration and Exploitation
GUTY 2 1-15	015101-10009-K	150	Exploration and Exploitation
NUEVA ESPERANZA 1-30	010788-9	300	Exploration and Exploitation
LA PASQUA 1-20	011060054-2	200	Exploration and Exploitation
YENSU 1-16	011010791-9	53	Exploration and Exploitation
NICOLAS 1-7	151010002-2	70	Exploration and Exploitation
ROXY 1-24	011010792-7	250	Exploration and Exploitation
NOEL 1-30	151010061-8	300	Exploration and Exploitation
ESFUERZO 3 1-30	151010122-3	300	Exploration and Exploitation
ESFUERZO 14 1-30	151010134-7	300	Exploration and Exploitation
Total		2073

We have not conducted, nor do we intend to conduct, an evaluation of the proven or probable reserves related to the mining concessions which are part of the Navidad Project. No encumbrances are registered on the properties or concessions and they are not affected by the payment of royalties or other obligations in favor of third parties. Because of the planned process plant throughput of less than 5,000 metric tons per month, no environmental permits are required by the Chilean government.

Plant, Equipment, and Cost of Property

At present, we have not commenced construction of our MINI plant facility at the Navidad property. We anticipate that we will begin constructing the plant in September 2012, and commence operations in early 2013. As mentioned elsewhere in this report, we estimate that it will cost approximately $2.5 million to construct the MINI plant. Once we begin construction, we will evaluate the property’s sources of power and water.

Historical Operations on Property

Extensive exploration and core sampling activity has taken place on these properties and studies are available to the company which we anticipate will allow the company to maximize its exploitation efficiency.

Development and Capacity of Property

There is no pre-existing infrastructure at these properties. It is our intention to capitalize on the favorable conditions provided by our lease to construct a MINI plant on the site. We expect that the plant will be able to produce 1,311 metric tons per year of copper cathodes, and will thereafter be expandable to 7,500 metric tons per year. The plant will aim at exclusively processing run-of-mine material from the leased properties. We have not yet undertaken any studies or testing to demonstrate acceptable metallurgical recoveries or operating costs for this plant.

Combarbalá

Location

Our Combarbalá property is located in the Coquimbo Region (Region IV) of central Chile, South America. The property comprises 12 concessions totaling 2,900 hectares situated in the municipality of Combarbalá in the province of Limarí. Our Gabriella facility is located on our Combarbalá property. The property is located approximately 140 km southeast of the city of La Serena, the largest city and capital of the Coquimbo Region. La Serena is located about 400 km north of Santiago, the capital city of Chile.

Access to the Combarbalá property is by 245 km of paved and gravel road from La Serena, the capital of the Coquimbo Region. The Pan American Highway (Highway 5) leads 200 km south along the Pacific Coast from La Serena to the town of Puerto Oscuro. Paved highway (Route D-71) then leads first east and then northeast for about 74 km, past the towns of Canela Baja and Los Pozos to the town of Combarbalá. The Gabriella tailings deposits are reached by about 6 km of paved road (D-605) that runs north and west from the Route D-71 turnoff. All roads are operational year-round.

The Combarbalá property consists of 12 exploration and exploitation concessions owned by the Company, totaling 2,900 hectares. Two of the 12 concessions are exploitation concessions, and the remaining 10 are exploration concessions. All concessions are under application. The annual license fees for all exploration and exploitation concessions are paid through March 2011. We own the subsurface rights to the concessions and do not hold the surface rights. The property has not yet been legally surveyed. The concessions are listed in the following table.

Concession Name	Registration Number (ROL)	Hectares	Concession Type
RELA 2 1/10	2149	100	Exploitation in application
RELA 7 1/20	2207	100	Exploitation in application
COMBA 1	2276	300	Exploration in application
COMBA 2	2277	300	Exploration in application
COMBA 3	2278	200	Exploration in application
COMBA 4	2446	300	Exploration in application
COMBA 5	2447	300	Exploration in application
MARISOL 1	2449	200	Exploration in application
MARISOL 2	2450	200	Exploration in application
NEGRITA 1	2443	300	Exploration in application
NEGRITA 3	2525-09	300	Exploration in application
NEGRITA 4	2525-09	300	Exploration in application
Total		2,900

We have not conducted, nor do we intend to conduct, an evaluation of the proven or probable reserves related to the mining concessions located at the Combarbalá property. The majority of the source material processed at the Gabriella plant will be ore purchased from third-parties.

We acquired the Rela 2 1/10 and Rela 7 1/20 concessions that host the Gabriella tailings deposits in December 2008. We applied for the remaining 10 concessions that make up the Combarbalá property from March to June 2009. These concessions are currently under application.

No encumbrances are registered on the concessions and they are not affected by the payment of royalties or other obligations in favor of third parties.

Because of the planned process plant throughput of less than 5,000 metric tons per month, no environmental permits are required by the Chilean government.

Current Operations

At present, we have not commenced construction of our MINI plant facility at the Combarbala property. We anticipate that we will construct the plant and commence operations in 2013. As mentioned elsewhere in this report, we estimate that it will cost approximately $2.5 million to construct the MINI plant. Once we begin construction, we will evaluate the Combarbala property’s sources of power and water.

Historical Operations of Property

A flotation plant operated by ENAMI commenced operation at Combarbalá in 1976 to process copper ore from local small-scale mines. In 1979, Compania Minera Cerro Centinela took possession of the plant and processed the material for gold, silver and copper. Tailings from the plant were diverted into two tailings dams, Combarbalá Este and Combarbalá Oeste.

The plant operated until September, 1984 when it was closed and dismantled. Only the cement foundations of the plant buildings remain as of the date of this report.

Development of Property

We intend to build a processing plant of the same type as the plant which is currently under construction, located at our Matancilla property, about 40 km south of the Combarbalá property. The plant will be able to produce 1,311 metric tons per year of copper cathodes, and expandable to 7,500 metric tons per year. The plant will aim at treating a wide range of materials including tailings material and run-of-mine material from various small-scale producing mines in the region.

Camisa

Location

Our Camisa property is located in the Coquimbo Region (Region IV) of central Chile, South America. Camisa comprises 21 concessions totaling 5,100 hectares situated in the municipality of Salamanca in the province of Choapa. The Property is located approximately 230 km southeast of the city of La Serena, the largest city and capital of the Coquimbo Region. La Serena is located about 400 km northwest of Santiago, the capital city of Chile.

Access to the Camisa property is by 350 km of paved and gravel road from La Serena, the capital of the Coquimbo Region. The Pan American Highway (Highway 5) leads 200 km south along the Pacific Coast from La Serena to the town of Puerto Oscuro. A second paved highway (Routes D-71 and D-81) then leads first east and then southeast for about 103 km, past the towns of Canela Baja and Illapel to the town of Salamanca. The Los Peladeros tailings deposit is reached by about 45 km of paved and gravel road that runs west and south from the Route D-81 turnoff. All roads are operational year-round.

The Camisa property consists of 21 exploration and exploitation concessions owned by the Company, totaling 5,100 hectares. Two of the 21 concessions are exploitation concessions, and the remaining 19 are exploration concessions. All concessions are under application. The annual license fees for all exploration and exploitation concessions are paid through March 2011. We own the subsurface rights to the concessions and do not hold the surface rights. The property has not yet been legally surveyed. The concessions are listed in the following table:

Concession Name	Registration Number (ROL)	Hectares	Concession Type
BIGO 6 1/10	84491	100	Exploitation in application
CAMIZA 1/20	84907	200	Exploitation in application
ESPERANZA 1	85013	200	Exploration in application
ESPERANZA 2	85014	200	Exploration in application
ESPERANZA 3	85015	200	Exploration in application
GUAYACAN 1	85003	200	Exploration in application
CORDILLERA 1	84502	200	Exploration in application
CORDILLERA 10 1/10	84915	100	Exploration in application
CORDILLERA 11 1/30	84916	300	Exploration in application
CORDILLERA 12 1/30	84917	300	Exploration in application
CORDILLERA 21	84918	300	Exploration in application
CORDILLERA 22	84919	300	Exploration in application
CORDILLERA 23	84920	300	Exploration in application
CORDILLERA 24	84921	300	Exploration in application
CORDILLERA 25	84922	300	Exploration in application
CORDILLERA 3	84504	300	Exploration in application
CORDILLERA 4	84505	300	Exploration in application
CORDILLERA 5	84506	300	Exploration in application
CORDILLERA 6	84507	300	Exploration in application
CORDILLERA 7	84508	200	Exploration in application
CORDILLERA 8	84509	200	Exploration in application
Total		5,100

We have not conducted, nor do we intend to conduct, an evaluation of the proven or probable reserves related to the mining concessions located at the Camisa property. The majority of the source material processed at the Camisa plant will be ore purchased from third-parties.

We acquired the CAMIZA 1/20 concession that hosts the Los Peladeros tailings deposit in November 2008. We applied for the remaining 20 concessions that make up the Camisa property from November 2008 to March 2009. These concessions are currently under application.

No encumbrances are registered on the concessions and they are not affected by the payment of royalties or other obligations in favor of third parties. Because of the planned process plant throughput of less than 5,000 metric tons per month, no environmental permits are required by the Chilean government.

Current Operations

At present, we have not commenced construction of our MINI plant facility at the Camisa property. We anticipate that we will construct the plant and commence operations in 2014. As mentioned elsewhere in this report, we estimate that it will cost approximately $2.5 million to construct the MINI plant. Once we begin construction, we will evaluate the Camisa’s property’s sources of power and water.

Historical Operations on Property

The surface tailings deposit originates from the historic crushing, milling, and processing of material at the Los Peladeros flotation processing plant from the Los Peladeros copper mine in the area. Production records are not available for the plant, but an estimate of approximately 52,000 metric tons of material over the life of the plant appears reasonable, based upon volume estimates of the tailings deposits. The grade of the material processed at the plant is not known.

The remnants of the flotation plant still exist, however the plant is currently inoperable. Only the cement foundations of the plant buildings remain as of the date of this report. It is not known when the historic Los Peladeros flotation plant began operations processing copper and gold mineralization from the Los Peladeros copper mine, however, it is known that the plant ceased operation in 1973. Tailings from the plant were diverted into a tailings dam, located to the southeast of the plant. The property is large enough to host any heap leach operations and tailings facilities that would be constructed as part of any development of the operation.

Development and Capacity of Property

We intend to build a processing plant of the same type as the plant that is currently under construction, located at our Matancilla property, about 65 km north of the Camisa property. We expect that any plant that may be constructed will be able to produce 1,311 metric tons per year of copper cathodes, and that it will be expandable to 7,500 metric tons per year.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board trades under the symbol “LVEN.” There is not, and historically there has never been, an active trading market for our common stock, and no information is available for the prices of our common stock.

Approximate Number of Holders of Our Common Stock

As of November 21, 2011, there were approximately 650 stockholders of record of our common stock, as reported by our transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Dividend Policy

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the expansion of our business and do not anticipate paying any cash dividends in the near future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended March 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

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

The initial design capacity of each MINI plant is between approximately 1,400 and 2,000 metric tons of annual copper cathode output. Each MINI plant can be expanded on a modular basis in increments of 1,500 metric tons. We believe that the installed cost for a new 1,500 metric ton MINI plant, with the ability to produce tailings, at the average location, is about $3,000,000, or $2,000 per metric ton of annual capacity. Expanding the capacity of an existing MINI plant will cost between $400 and $800 per metric ton, depending on the site. Once the available source material deposits at and around the site of an existing MINI plant have been depleted, we anticipate that we can recover up to 70% of the cost of constructing a new MINI plant by relocating the support structures and processing equipment from the original MINI plant.

By reducing unit costs and carefully managing the average source material grade, we estimate that the MINI plant technology will allow us to break even at copper prices as low as US$1.00 per pound, or US$2,205 per metric ton. As of November 21, 2011, copper was trading at $7,290 per metric ton on the LME. As the price of finished copper has increased, however, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. Historically, these producers would not have been interested in raw ore purchases, as they could not generate profits at lower finished copper prices. However the increase in finished copper prices has made third-party purchase attractive for a number of additional producers. While the additional producers entering the market for minerals has not had an affect on the cost of the ore, it has put the miners into a stronger negotiating position on the sales of their ore. As such, the market now demands that producers must purchase the ore by providing payment upon delivery of the ore, as opposed to the historical practice of providing payment following the sale of the finished copper. This shift in the market has affected our need for working capital substantially, in that we now require approximately $1 million per MINI plant to purchase enough ore to operate at full capacity.

Initially, we plan to sell our copper cathodes to Madeco, the largest cable producer in Chile. Based on our discussions with Madeco, we expect that the selling price will be at a 3% discount from the price for copper, adjusted for purity, on the LME. We expect that sales will be made under purchase orders where cash will be paid upon delivery. We anticipate that this arrangement will provide us with immediate cash flow with which we will use to fund our current operations. In the future, as business volume grows, we may elect to sell our copper cathodes at the generally higher prices prevailing on the LME.

Since our inception on January 2, 2008, we have focused our activities on acquiring mineral rights and sites on which to construct our MINI plants. Since starting construction in the fall of 2008, we have successfully completed our first scalable MINI plant, designated as the Ana Maria plant, located about 30 kilometers northeast of the town of Illapel, in the mining district of Matancilla. We have been testing the production of copper cathodes at the Ana Maria plant since late April 2009. In July 2009, we produced our first commercial run of copper cathodes.

We commenced operations at the Ana Maria plant in July 2009. The Ana Maria plant was taken off-line the first week of May 2010 in order to increase the capacity of this facility. As a result, the total capacity of the Ana Maria plant increased from 120 metric tons per month to 180 metric tons per month, effectively increasing its capacity by 50%. We resumed operations at the plant with the additional capacity in place at the beginning of August 2010. We believe that the site can be progressively expanded to about 5,000 metric tons per annum on a modular basis in increments of 500 to 1,000 metric tons, subject to the market price for copper and the grade and quantity of source materials available to be processed. In addition, we are also further enhancing our electrowin-based recovery techniques to reduce costs and improve the yield of the copper out of the mineral spectrum.

Our second plant, Santa Filomena, is approximately 75% complete as of the date of this report, and we have also begun preparatory work at one additional site we have under our control, in anticipation of the construction of additional MINI plants over the next 18 to 24 months.

The table below summarizes the capacity of each of our current and planned MINI plants.

District	Plant	Initial Production	Initial Capacity/Year
PHASE 1
Matancilla	Ana Maria	Operating	1,500 MT (1)
Salamanca	Santa Filomena	1st Quarter 2012	1,500 MT
Arica	Navidad	1st Quarter 2013	1,500 MT
Combarbala	Gabriella	4th Quarter 2013	1,500 MT
Panucillo	Panucillo	4th Quarter 2013	1,500 MT
TOTAL			7,500 MT
PHASE 2
Camisa	Camisa	TBD	1,500 MT
Chincolco	Jakeline	TBD	1,500 MT
Cerrado	Cerrado	TBD	1,500 MT
Cabildo	Jaqueline	TBD	1,500 MT
TOTAL			13,500 MT

(1) Since we commenced operations at the Ana Maria plant, total annual capacity has been increased to 2,225 metric tons.

To date, the majority of our $5,235,099 in capital expenditures has been used for the construction of our facilities.

Results of Operations

Comparison of the Fiscal Years Ended March 31, 2011 and 2010

The following table sets forth key components of our results of operations for the periods indicated.

	Fiscal Year Ended March 31,		% Increase/
	2011	2010	(Decrease)
Net sales	$188,227	260,703	$(28%	)
Cost of sales	1,604,119	222,915	(620%	)
Gross profit (loss)	(1,415,892)	37,788	(3,874%	)
Operating expenses:
Impairment of mining rights	44,097	26,617	66%
Salaries and wages	156,318	171,490	(9%	)
General and administrative expenses	1,267,064	83,851	1,411%
Professional fees	676,305	664,504	2%
Total operating expenses	2,143,784	946,462	127%
Operating loss before the undernoted	(3,559,676)	(908,674)	292%
Other expense-interest	(81,825)	-	-
Other expense-derivative financial instrument	(3,356,192)	-	-
Imputed interest expense	(257,038)	(269,289)	5%
Net Loss	(7,254,731)	(1,177,963)	516%
Foreign exchange translation adjustment	97,915	149,268	(34%	)
Comprehensive loss	$(7,156,816)	(1,028,695)	$596%

Net sales. We had net sales of $188,227 for the fiscal year ended March 31, 2011, as compared with net sales of $260,703 for the fiscal year ended March 31, 2010. During fiscal year 2011, we ran the Ana Maria facility at lower capacities due to the increased price of minerals. Our original business plan anticipated that third party mineral would be consigned to us, and that we would be required to pay for the cost of the mineral after their copper had been produced and sold. As the price of finished copper has increased to over $4.00 per pound during the fiscal year, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. The result has had no artificial affect on the cost of the ore, but it has put the miners into a stronger negotiating position on the sales of their ore. As a result, the market now demands that any producer must purchase the ore by providing payment at the delivery of the ore. This has substantially increased the amount of working capital required to ramp the plants. For a significant amount of the fiscal year 2010, we were still a development stage company and had not begun production yet, which led to limited sales for the period.

Cost of sales. Cost of sales includes direct costs associated with the sale of our products. Cost of sales was $1,604,119 for the fiscal year ended March 31, 2011, as compared with $222,915 for the fiscal year ended March 31, 2010. The increase in cost of sales was mainly due to higher material, labor and other direct costs allocated with production and higher amortization on plant and equipment in fiscal year 2011. In addition, the lower cost reflected in 2010 is due to the fact that we were in production for only part of the year.

Gross profit (loss). Gross profit (loss) is equal to the difference between our net sales and the cost of sales. For the fiscal year ended March 31, 2011, we had a gross loss of $1,415,892, as compared with a gross profit of $37,788 for the fiscal year ended March 31, 2010. The increase in gross loss was primarily due to the decrease in net sales and increase of cost of sales as discussed above.

Operating expenses. Our operating expenses consist of impairment of mining rights, salaries and wages, general and administrative expenses and professional fees.

     Impairment of mining rights. For the fiscal year ended March 31, 2011, impairment of mining rights was $44,097, as compared with $26,617 for the fiscal year ended March 31, 2010, an increase of $17,480. We have expensed mining rights, since we currently have no formal plans to exploit these mining rights.

     Salaries and wages. Salaries and wages amounted to $156,318 for the fiscal year ended March 31, 2011, as compared to $171,490 for the fiscal year ended March 31, 2010, a decrease of $15,172. As the price of ore continued to rise during the 2011 fiscal year, we encountered working capital challenges and were forced to limit its overhead costs. With limited production, we worked hard to minimize salaries and wages during the fiscal year.

     General and administrative expenses. General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. General and administrative expenses for the fiscal year ended March 31, 2011 were $1,267,064, as compared with $83,851 for the fiscal year ended March 31, 2010. The increase was primarily due to the increased costs of being a publicly traded company and the required costs to support the expansion of additional sites and projects. We were still a development stage company for a significant part of the fiscal year ended March 31, 2010, and as a result incurred significantly fewer general and administrative expenses at that time.

     Professional fees. Professional fees consist of legal fees, accounting fees and other fees associated with our private placement transaction and operations as a public company. For the fiscal year ended March 31, 2011, professional fees were $676,305, as compared with $664,504 for the fiscal year ended March 31, 2010. The increase was due to our being a publicly traded company for the entire fiscal year of 2011, as compared with fiscal year 2010 when we transitioned to a production stage company, undertook the private placement transaction and become a public company in May 2010.

Other expense – interest. On May 12, 2010 (during fiscal year 2011), we commenced a private placement of common shares, warrants and make good warrants. The direct financing costs were allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants were recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method, while amounts related to the common stock directly offset the carrying value of the redeemable common stock. For the fiscal year ended March 31, 2011, we amortized deferred finance costs of $81,825, as compared to no deferred finance costs during the fiscal year ended March 31, 2010.

Other expense – derivative financial instrument. For the fiscal year ended March 31, 2011, we recognized an expense for derivative financial instrument of $3,356,192, as compared to no expense for derivative financial instrument during the fiscal year ended March 31, 2010. On May 12, 2010, (during fiscal year 2011), we commenced a private placement of common shares, warrants and make good warrants. We valued our derivative financial instruments on inception (May 12, 2010) at fair value for $2,510,093. Derivative financial instruments are initially, and subsequently, measured at fair value and were recorded as liabilities. The fair value of the derivative liabilities increased to $5,866,285 as of March 31, 2011 (an increase of $3,356,192). This increase of $3,356,192 is reflected as an other expense-derivative financial instrument for the year ended March 31, 2011.

Imputed interest expense. Imputed interest expense is related to unsecured, no interest promissory notes from related parties. These loans were valued at fair value at inception. We recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Discounts associated with these notes are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. We recognized interest expense to amortize discounts on promissory notes to related parties for the fiscal year ended March 31, 2011 in the amount of $257,038, as compared with $269,289 for the fiscal year ended March 31, 2010.

Net loss. As a result of the cumulative effect of the foregoing factors, we generated a net loss of $7,254,731 for the fiscal year ended March 31, 2011, as compared to a net loss of $1,177,963 for fiscal year ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011 we had cash and cash equivalents of $437,124 and had a working capital deficit of $2,507,087. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in U.S. dollars)

	Fiscal Year Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$(4,028,151)	$14,388
Net cash provided by (used in) investing activities	(2,127,868)	(1,829,808)
Net cash provided by (used in) financing activities	5,892,734	1,850,829
Effects of Exchange Rate Change in Cash	700,409	(35,409)
Net Increase in Cash and Cash Equivalents	437,124	-
Cash and Cash Equivalents, Beginning	-	-
Cash and Cash Equivalent, End	$437,124	$-

Operating Activities

Net cash used in operating activities was $4,028,151 for fiscal year ended March 31, 2011, as compared to $14,388 net cash provided by operating activities for the fiscal year ended March 31, 2010. The increase in cash used in operating activities is mainly due to the larger net loss we incurred during the fiscal year ended March 31, 2011.

Investing Activities

Net cash used in investing activities for the fiscal year ended March 31, 2011 was $2,127,868, as compared to $1,829,808 for the fiscal year ended March 31, 2010. This increase is mainly the result of the acquisition of plant and property to continue construction of the second MINI plant facility at the Salamanca site and to develop the Navidad project.

Financing Activities

Net cash provided by financing activities for the fiscal year ended March 31, 2011 was $5,892,734, as compared to $1,850,829 for the fiscal year ended March 31, 2010. This increase was primarily due to an increase in proceeds from common stock in 2011 as compared to 2010.

As discussed above, on May 12, 2010, we completed a private placement in which we issued and sold to certain accredited investors an aggregate of 2,089,593 shares of our common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, and warrants to purchase up to 1,044,803 shares of our common stock. The warrants have a term of four years, bear an exercise price of $3.61 per share (subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date. As a result of this private placement, we raised approximately $5.8 million in gross proceeds, which left us with approximately $5.3 million in net proceeds after the deduction of offering expenses.

On May 6, 2010, Minera entered into a letter agreement that outlined the proposed terms of a standby facility of credit with AIBC International Corp.(SR), or AIBC. Under the letter agreement, we could request an advance from AIBC for up to an aggregate of $3.0 million, subject to satisfaction of certain conditions. However, this letter agreement expired on May 6, 2011, and no amounts were advanced under the letter agreement. In connection with the execution of the letter agreement, we issued to AIBC 75,000 shares of our common stock and a one-year warrant to purchase up to 360,000 shares of our common stock, at an exercise price of $2.78 per share.

Overall Liquidity and Capital Resources

In May 2010, we determined that potential long-term opportunities of increasing the capacity at the Ana Maria plant outweighed the short-term costs to us of taking the plant off-line. Accordingly, we shut down operations at the Ana Maria facility for a period of approximately three months and increased the facility’s capacity by 50%. As a result, we generated only $188,227 in net sales for the fiscal year ended March 31, 2011, which affected our cash flows from operations.

As discussed above, through the course of our operations we have realized that MINI plants which process tailings will now require an additional module at a cost of $500,000 in order to more efficiently process the tailings. Accordingly, the total cost of construction per such MINI plant has increased from our initial estimates of $2,500,000 to approximately $3,000,000. In addition, due to the higher copper prices, there has been a significant increase in demand for raw copper ore. As a result, the market now demands that any producer must purchase the ore by providing payment at the delivery of the ore, and therefore, we now require approximately $500,000 per MINI plant to purchase enough ore to operate at full capacity.

Initially, we estimated that it would cost approximately $2,500,000 in working capital per plant to construct and operate the plant to capacity. However, as discussed above, we now require approximately $3,500,000 in working capital per MINI plant in order to construct and operate the plant to capacity.

In order to fully operate on our business plan, we will need an aggregate of approximately $2.2 million to operate at full capacity at our Ana Maria and Filomena plants. In addition, we will need approximately $1.3 million in order to fully capitalize on our opportunity at the site in Arica, as discussed elsewhere in this report. Accordingly, we will need to raise approximately $3.5 million.

If we are able to obtain sufficient funds, through a financing, bank loans or a combination thereof, our plan of operations over the next 12 months is as follows:

Ana Maria Plant: First, we will spend approximately $140,000 on equipment for upgrades and repairs at the existing plant. An additional $400,000 will be spent to purchase mining rights and $200,000 in working capital will be required to ramp production to capacity.

Filomena Plant: Once we have fully funded the Ana Maria plant as indicated above, we will spend approximately $200,000 in manufacturing equipment to complete construction of the plant and commence operations. In addition, we will spend approximately $887,000 over several years to purchase mining rights and $338,000 of working capital to allow the plant to operate at full capacity.

Arica: Once we have fully funded the Ana Maria and Filomena plants as indicated above, we intend to spend approximately $3.8 million on the Arica project. An initial $1.0 million will be spent on capital equipment for the open pit mining exploitation. In addition, $2.5 million will be spent on construction of a new MINI plant at the Arica site, and $300,000 will be used for working capital at the plant. We anticipate that construction of the Arica plant will be funded by a combination of a financing or bank loans, and cash flow from ongoing operations at our Ana Maria and Filomena MINI plants. We anticipate that we will begin construction on the Arica plant in September 2012, with the expectation that the facility will commence operations in March 2013.

Obligations under Material Contracts

On September 11, 2008, we issued a promissory note to Geominco in exchange for a loan of 200,000,000 Pesos (approximately $381,345). On June 17, 2010, Geominco forgave 186,308,540 Pesos of the indebtedness under this loan, pursuant to a Loan Cancellation Agreement. Therefore, as of March 31, 2011, 13,691,460 Pesos (approximately $26,106) of this loan, which does not bear interest and matures on March 31, 2013, remains outstanding.

On December 30, 2008, we issued a promissory note to Geominco in exchange for a loan of 100,000,000 Pesos (approximately $190,672). The promissory note does not bear interest and matures on March 31, 2010. The entire amount of the loan was outstanding as of March 31, 2011 and remains outstanding.

On July 31, 2009, we issued a promissory note to Geominco in exchange for a loan of 250,000,000 Pesos (approximately $476,681). The promissory note does not bear interest and matures on March 31, 2013. The entire amount of the loan was outstanding as of March 31, 2011 and remains outstanding.

On December 31, 2009, we issued a promissory note to Geominco in exchange for a loan of 554,200,000 Pesos (approximately $1,056,708). The promissory note does not bear interest and matures on March 31, 2013. The entire amount of the loan was outstanding as of March 31, 2011 and remains outstanding.

From time to time, Minera has borrowed funds from its shareholders, directors and officers. As of March 31, 2010, Minera had borrowed 200,000,000 Pesos (approximately $381,345) from Iván Orlando Vergara Huerta, a shareholder, and 231,000,000 Pesos (approximately $440,453) from Jorge Fernando Pizarro Arriagada, a shareholder. On June 17, 2010, Mr. Jorge Fernando Pizarro Arriagada forgave 126,420,030 Pesos (approximately $241,048) of the indebtedness under his loan and Mr. Iván Orlando Vergara Huerta forgave 34,229,250 Pesos (approximately $65,266) of the indebtedness under his loan, pursuant to separate Loan Cancellation Agreements. The outstanding face values of the loans, which do not bear interest and mature on March 31, 2013, remain outstanding.

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

  Exploration Costs and Mineral Property Right Acquisitions. We are engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. We assess the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930) at each fiscal quarter end. Impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

  Foreign Currency Translation. We use the “Current rate method” to translate our financial statements from Chilean Pesos into U.S. Dollars. The assets and liabilities of the Company, except for the capital, are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The capital is translated at the historical rate. Adjustments resulting from the translation of our balance sheets into U.S. Dollars are recorded in stockholders' equity as part of accumulated comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issue of share and payment of dividends which are translated at the historical rates. Due to the use of different rates for translation, the figures in the statement of changes in cash flows may not agree with the differences between the year end balances as shown in the balance sheets.

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

  Comprehensive income. We have chosen to report comprehensive income in the statements of changes in stockholders’ deficiency. Comprehensive income comprised net income and all changes to stockholders' deficiency except those due to investments by owners and distributions to owners.

  Assets Retirement Obligation. We disclose our financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. The fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. As at March 31, 2011, there are no assets retirement obligations.

  Income Taxes. We recognize a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized. As of March 31, 2011, we had reduced our deferred tax assets by recording a valuation allowance of approximately $885,838.

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

  Accounting for Derivative Instruments and Hedging Activities. We recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

  Earnings (Loss) Per Share. We compute net loss of both basic and diluted earnings per share, or EPS, on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Because we do not have any potentially dilutive securities only basic loss per share is presented in the accompanying financial statements.

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), which amends FASB ASC 310, Receivables. This ASU requires disclosures related to financing receivables and the allowance for credit losses by portfolio segment. The ASU also requires disclosures of information regarding the credit quality, aging, non accrual status and impairments by class of receivable. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. We do not have any financing receivables as of March 31, 2011.

On April 1, 2010, we adopted FASB ASU 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06). ASU 2010-06 updates FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. There was no material impact on our consolidated financial statements related to the adoption of this guidance.

On April 1, 2010, we adopted updated guidance included in FASB ASC 860-10, Transfers and Servicing — Overall. This guidance requires additional disclosures about the transfer and de-recognition of financial assets and eliminates the concept of qualifying special-purpose entities. The adoption of this guidance did not have an impact on our consolidated financial statements.

On April 1, 2010, we adopted updated guidance included in FASB ASC 810, Consolidation (ASC 810), related to the consolidation of variable interest entities. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach for determining the primary beneficiary of a variable interest entity. ASC 810 amends certain guidance for determining whether an entity is a variable interest entity and adds additional reconsideration events for determining whether an entity is a variable interest entity. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of this guidance did not have an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The adoption of ASU 2010-08 is not expected to have an impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of March 31, 2011 and 2010 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting disclosed below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on that evaluation, our management concluded that our internal controls over financial reporting as of March 31, 2011 were not effective due to the following material weaknesses: We need to increase our qualified accounting personnel and enhance the supervision, monitoring and reviewing of financial statements preparation processes.

In order to correct the foregoing material weaknesses, during the fiscal year 2011, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

  We have established an audit committee of our board of directors. Each of our audit committee members has substantial experience and knowledge in finance and corporate governance. The audit committee will provide oversight of our accounting and financial reporting;

  We are drafting an accounting manual and closing procedures in accordance with U.S. GAAP and SEC reporting standards;

  We plan to hire a Chief Financial Officer who has substantial knowledge of, and experience regarding, U.S. GAAP and SEC reporting requirements.

Our management is committed to improving our internal controls. We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to put effective controls in place.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in internal control over financial reporting

We will regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new and more efficient systems, consolidating activities, and migrating processes.

Except as described above, during the fourth quarter of the fiscal year ended March 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of the fiscal year ended March 31, 2011, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Jorge Osvaldo Orellana Orellana	52	Chairman, Chief Executive Officer, President and Secretary
Ronald Christian Pellegrini Vasquez	48	Chief Financial Officer and Treasurer
Jorge Fernando Pizarro Arriagada	52	Director
Iván Orlando Vergara Huerta	55	Director
William E. Thomson	68	Director

Jorge Osvaldo Orellana Orellana. Mr. Orellana became our Chairman, Chief Executive Officer and President upon closing of the reverse acquisition of Minera on May 12, 2010. Mr. Orellana has over twenty-five years of mining experience in Chile, including fifteen years in the employ of Codelco, first as an exploration geologist, and subsequently as Exploration Manager. Prior to co-founding Minera in January, 2008, he was affiliated with Northern Chile Ltda. from late 2001 until mid-2008, which reclaimed copper tailings and performed environmental remediation services at the Chuquicamata site. Mr. Orellana operated a mining consultancy known as Geominco from 1998 until late 2001, providing services to a number of international mining companies operating in Chile. He received a degree in geology from Universidad Catolica del Norte, in Antofagasta, Chile. Mr. Orellana is also a developer of commercial and residential real estate projects in Chile.

Ronald C. Pellegrini. Mr. Pellegrini became our Chief Financial Officer in October 2011. Mr. Pellegrini has over 21 years of experience in finance and accounting across a number of sectors in Chile and foreign companies located in Chile. Prior to joining us, Mr. Pellegrini was worked as an independent external financial auditor with Consaudit International, an affiliate of Schwartz Levitsky and Feldman, LLP, from 2002 to 2010. From 1998 to 2002, he worked as Senior Accounting Manager in Asea Brown Boveri S.A.-Chile ABB, one of the largest electrical engineering companies in the world. From 1995 to 1998, he was the Controller of Outokumpu Chile, and from 1988 to 1993, Mr. Pellegrini was a Senior Auditor with Earnst & Young (Ex-Langton Clarke, Chilean company member of Coppers & Lybrand). Mr Pellegrini also has experience teaching courses for Chilean universities. Mr. Pellegrini holds two degrees in Financial Auditing and Control Engineering at the Universidad de Chile, as well as taking additional training in finance, taxation and project evaluation.

Jorge Fernando Pizarro Arriagada. Mr. Pizarro became a member of our Board of Directors on May 27, 2010. Mr. Pizarro has over twenty years experience working in the mining industry in Chile, specifically in development phases of mining operations. Prior to co-founding Minera in January 2008, he worked for Codelco from 1991 to 2007. In 1996, Mr. Pizarro was transferred into corporate management at Codelco, becoming responsible for exploration and reserves certification. During this period, Mr. Pizarro had oversight responsibility for the discovery and certification of copper reserves in excess of 400 million metric tons, including a major new deposit (Gaby Reserves) within the Chuquicamata site, extending the life of the mining complex by several decades. Mr. Pizarro received a degree in Geology from the Universidad de Chile in Santiago in 1984.

Iván Orlando Vergara Huerta. Mr. Vergara became a member of our Board of Directors on May 27, 2010. Mr. Vergara was a co-founder of Minera in January 2008, and is currently the Chief of Surgery for the largest hospital in the city of Antofagasta in northern Chile. As part of his duties Mr. Vergara is part of the hospital’s executive committee and is familiar with both the budgeting process and the analysis of the hospital’s financial results. He has held this position since 1996 and has been part of the executive team which presided over the significant expansion of the hospital's facilities.

William E. Thomson. Mr. Thomson became a member of our Board of Directors in September 2010. Mr. Thomson is a managing partner of Mercana Growth Partners, a merchant banking company that specializes in providing corporate finance expertise and management leadership to businesses. Prior to joining Mercana Growth Partners, Mr. Thomson was the President of Thomson Associates, Inc., a merchant banking company founded by Mr. Thomson in 1978. Mr. Thomson is also currently a member of the following additional boards of directors: China Automotive Systems, Inc. (Nasdaq: CAAS), Asia Bio Chem (ABC) (Agriculture); China Armco Metals (Scrap Metal); Score Media Inc. (SCR.TO) (Media); Electrical Contacts Ltd. (industrial); Han Wind Energy (Sustainable Energy); Pure Med Laser (Health Care); Summit Energy Management (Oil & Gas Distribution); Integrated Planning & Solution; Wright Environmental Management Inc. (Waste Management Solutions); YTW Growth Capital Management Corp. (CPC Facilitation); and Greater China Capital Inc. Mr. Thomson’s past directorships include: Open EC Technologies (OCE.V); Asia Media Group Corporation; Atlast Pain & Injury Solutions Inc. (TSX U) (Media); Confederation of Italian Entrepreneurs Worldwide Canada (Health Care); Debt Freedom Canada Inc. (Financial); Elegant Communications Ltd. (Environment); Esna Technologies Inc. (Unified Communications Solutions); Industrial Minerals Inc. (IDSM) (Graphite); JITE Technologies Inc. (JTI) (Electronics); Maxus Technology Corp. (eWaste Solutions); Med-Emerg International Inc. (Health Care); Symtech Canada Ltd. (Communications); The Aurora Fund (Financial); TPI Plastics (Plastics); Wiresmith Ltd. (Industrial) and World Educational Services. Mr. Thomson is also a chartered accountant.

Directors are elected until their successors are duly elected and qualified.

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence –Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on our Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and our current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, our Board of Directors considers the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the Board determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of our current needs and business priorities. We are a public mineral extraction company based in the Republic of Chile. Therefore, the Board believes that a diversity of professional experiences in the mining industry in Chile, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Board.

Summary of Qualifications of Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Jorge Osvaldo Orellana Orellana. Mr. Orellana co-founded Minera in January 2008. He has over twenty-five years of mining experience in Chile, including fifteen years in the employ of Codelco, first as an exploration geologist, and subsequently as Exploration Manager. He has vast knowledge of the processes and procedures involved in mineral reclamation and thus brings invaluable technical experience to our Board.

Jorge Fernando Pizarro Arriagada. Mr. Pizarrro is another co-founder of Minera. He has over twenty years experience working in the mining industry in Chile, specifically in development phases of mining operations. Mr. Pizarro also has vast knowledge of the processes and procedures involved in mineral reclamation and thus brings invaluable technical experience to our Board.

Iván Orlando Vergara Huerta. Mr. Vergara is another co-founder of Minera. He has held several senior leadership positions and his experience in financial and budgetary matters brings invaluable experience to our Board.

William E. Thomson. Mr. Thomson has extensive experience working with and advising companies and boards of directors and brings invaluable financial and accounting experience to our Board.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports.

In fiscal year 2011, the following reports were filed late due to administrative oversight: a Form 3 by Christopher J. McLean and Form 4’s by Halter Financial Investments LP, Halter Financial Investments GP LLC, Timothy P. Halter, George L. Diamond, David F. Brigante and Marat Rosenberg.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Ethics

We have not adopted a code ethics. However, we intend to adopt a code of ethics in the future. We envision that the code of ethics will apply to all of our employees, officers and directors.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We have established an audit committee consisting of three members: Messrs. William E. Thomson (chair), Jorge Fernando Pizarro Arriagada and Iván Orlando Vergara Huerta. Each member of the audit committee meets the independence criteria prescribed by applicable rules and regulations of the SEC for audit committee membership and is an ‘‘independent director’’ within the meaning of applicable NASDAQ listing standards. Each audit committee member also meets NASDAQ’s financial literacy requirements. The board of directors has further determined that Mr. Thomson (i) is ‘‘audit committee financial expert,’’ as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC, and (ii) meets NASDAQ’s financial sophistication requirements.

The audit committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Jorge Osvaldo Orellana Orellana, Chairman, CEO and President (1)	2011	$2,705	-	-	$2,705
	2010	-	-	-	-
Pierre Galoppi, Former President and CFO (2)	2011	-	-	-	-
	2010	-	-	-	-

(1)

On May 12, 2010, we acquired Minera in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Orellana became our Chairman, Chief Executive Officer and President. Prior to the effective date of the reverse acquisition, Mr. Orellana co-founded Minera and served as its chief executive officer. The annual, long term and other compensation shown in this table includes the amount Mr. Orellana received from Minera prior to the consummation of the reverse acquisition.

(2)	Mr. Pierre Galoppi resigned from all offices he held with us upon the closing of the reverse acquisition of Minera on May 12, 2010.

Employment Agreements

While we are in the process of preparing employment agreements with our executive officers, no such agreements have presently been executed.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended March 31, 2011.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended March 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William E. Thomson	40,000(1)	5,495	-	-	45,495
Gerard Pascale	22,500(2)	22,500	-	-	45,000

(1)	Includes $20,000 in compensation paid and $20,000 in compensation earned, but not paid as of March 31, 2011.

(2)	Includes $22,500 in compensation earned, but not paid as of March 31, 2011. Mr. Pascale resigned from our board of directors on July 15, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our voting stock as of November 21, 2011 (i) by each person who is known by us to beneficially own more than 5% of each class our voting stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at Jorge Canning 1410, Ñuñoa, Santiago, Chile.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Jorge Osvaldo Orellana Orellana	Chairman, CEO and President	Common Stock	3,888,000(3)	41.46%
Ronald Christian Pellegrini Vasquez	CFO	Common Stock	0	*
Jorge Fernando Pizarro Arriagada	Director	Common Stock	1,662,000(4)	17.72%
Iván Orlando Vergara Huerta	Director	Common Stock	450,000(5)	4.80%
William E. Thomson	Director	Common Stock	2,500	*
All officers and directors as a group (5 persons named above)		Common Stock	6,002,500	64.01%
5% Security Holders
Inversiones Orellana uno Ltda.		Common Stock	3,888,000	41.46%
Inversiones Pizarro Rodríguez uno Ltda.		Common Stock	1,662,000	17.72%
Jorge Osvaldo Orellana Orellana	Chairman, CEO and President	Common Stock	3,888,000(3)	41.46%
Jorge Fernando Pizarro Arriagada	Director	Common Stock	1,662,000(4)	17.72%
Timothy P. Halter 174 FM 1830 Argyle, TX 76226		Common Stock	901,394(6)	9.61%
David Brigante 174 FM 1830 Argyle, TX 76226		Common Stock	747,498(7)	7.97%
George L. Diamond 174 FM 1830 Argyle, TX 76226		Common Stock	675,082(8)	7.20%
Marat Rosenberg 174 FM 1830 Argyle, TX 76226		Common Stock	675,554(9)	7.20%
* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 9,377,093 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of November 21, 2011. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Includes 3,888,000 shares held by Inversiones Orellana uno Ltda. Mr. Jorge Osvaldo Orellana Orellana is the sole shareholder of Inversiones Orellana uno Ltda and has voting and investment control over the securities held by it.

(4)

Includes 1,662,000 shares held by Inversiones Pizarro Rodríguez uno Ltda. Mr. Jorge Fernando Pizarro Arriagada is the sole shareholder of Inversiones Pizarro Rodríguez uno Ltda. and has voting and investment control over the securities held by it.

(5)

Includes 450,000 shares held by Inversiones Vergara Ltda. Mr. Iván Orlando Vergara Huerta is the sole shareholder of Inversiones Vergara Ltda. and has voting and investment control over the securities held by it.

(6)

Includes 275,349 shares held by TPH Capital, L.P., or TPH, 44,965 shares underlying a warrant to purchase shares of common stock issued to TPH, 119,092 shares held by Halter Financial Investments, L.P., or HFI, 393,642 shares held by Halter Financial Group, L.P., or HFG, and 68,346 shares underlying a 3% convertible promissory note in the principal amount of $190,000 issued to HFG. Timothy P. Halter is the sole member of TPH Capital GP, LLC, which is the sole general partner of TPH. TPH is a limited partner of HFI and HFG. Mr. Halter therefore may be deemed to be a beneficial owner of the shares held by TPH, HFI and HFG.

(7)

Includes 130,446 shares held by Bellfield Capital Partners, L.P., or Bellfield, 35,972 shares underlying a warrant to purchase shares of common stock issued to Bellfield, 119,092 shares held by HFI, 393,642 shares held by HFG and 68,346 shares underlying a 3% convertible promissory note in the principal amount of $190,000 issued to HFG. David Brigante is the sole member of Bellfield Capital Management, LLC, which is the sole general partner of Bellfield. Bellfield is a limited partner of HFI and HFG. Mr. Brigante therefore may be deemed to be a beneficial owner of the shares held by Bellfield, HFI and HFG.

(8)

Includes 94,002 shares held by Colhurst Capital, L.P., or Colhurst, 119,092 shares held by HFI, 393,642 shares held by HFG and 68,346 shares underlying a 3% convertible promissory note in the principal amount of $190,000 issued to HFG. George L. Diamond is the sole member of Colhurst Capital GP, LLC, which is the sole general partner of Colhurst. Colhurst is a limited partner of HFI and HFG. Mr. Brigante therefore may be deemed to be a beneficial owner of the shares held by Colhurst, HFI and HFG.

(9)

Includes 94,474 shares held by Rivergreen Capital, LLC, or Rivergreen, 119,092 shares held by HFI, 393,642 shares held by HFG and 68,346 shares underlying a 3% convertible promissory note in the principal amount of $190,000 issued to HFG. Marat Rosenberg is the sole member of Rivergreen, which is a limited partner of HFI and HFG. Mr. Rosenberg therefore may be deemed to be a beneficial owner of the shares held by Rivergreen, HFI and HFG.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2010 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  On May 12, 2010, we completed a reverse acquisition transaction through a share exchange with Minera and the owners of all issued and outstanding capital stock of Minera, including Minera’s co-founders, Jorge Osvaldo Orellana Orellana and Jorge Fernando Pizarro Arriagada. Pursuant to the reverse acquisition, we acquired 99.9% of the outstanding capital stock of Minera in exchange for 6,000,000 shares of our common stock. As a result of this transaction, Minera became our subsidiary and Messrs. Orellana and Pizarro became the beneficial owners of approximately 41.52% and 17.75%, respectively, of our outstanding capital stock.

  HFG provided certain advisory services to us in connection with the reverse acquisition of Minera and private placement transaction described above. Pursuant to an advisory agreement that Minera entered into with HFG on April 16, 2009, HFG agreed to (a) advise Minera with regard to its desire to effect a combination transaction with a U.S. domiciled public shell corporation, (b) help Minera identify suitable investment bank(s) to act as placement agent for its contemplated private placement transactions and (c) counsel management on matters related to the operating a U.S. domiciled public company. Under the terms of the advisory agreement, HFG was entitled to receive a cash payment of $450,000 at the closing of the reverse acquisition of Minera. In lieu of such cash payment, HFG agreed to accept a cash payment of $260,000 and a promissory note issued by us in the principal amount of $190,000 that accrues simple annual interest at a rate of 3%. The note is due and payable on the sooner of the closing of our next equity financing (including the receipt of additional funds by the Company from any subsequent closing of the May 12 private placement) or the 180th day following the date of its issuance. In addition, at any time that the note remains outstanding, it may be converted at HFG’s option into shares of our common stock at a conversion price of $2.78. At the closing, HFG was also issued a “make good” warrant, to purchase up to 985,104 shares of our common stock. The terms of the “make good” warrant issued to HFG are identical to the terms of the “make good” warrants issued to the investors in the private placement. The four principals and sole beneficial equity holders of HFG, Timothy Halter, David Brigante, Marat Rosenberg and George Diamond, are also the beneficial equity holders of HFI, which owned approximately 20.5% of our outstanding common stock prior to our reverse acquisition of Minera.

  HFS acted as placement agent in connection with the private placement transaction. As compensation for its services, HFS and/or its designees received a cash fee of $522,805.86, representing 9% of the gross proceeds received from the private placement, and warrants to purchase up to 188,062 shares of our common stock, representing 9% of number of shares issued to the investors in the private placement. The warrants have a term of four years, bear an exercise price of $3.61 per share (subject to customary adjustments for stock splits, stock combinations, reclassifications and similar events), are exercisable on a net exercise or cashless basis and are exercisable at any time after the closing date of the private placement. Timothy Halter, David Brigante, Marat Rosenberg and George Diamond, the beneficial equity holders of HFI, are also the sole equity holders of WLT Brothers Holdings, Inc., which is the sole owner of HFS. However, none of such equity holders is an employee, member of the board of directors or similar governing body, or member of the management team of HFS.

  On July 1, 2008, Minera entered into an agreement with Geominco, a Chilean company wholly-owned by Mr. Orellana. Pursuant to this agreement, we retained Geominco to perform certain construction, remediation and administrative services in relation to our properties located in Matancilla and Salamanca. Payment for services performed under the agreement are pursuant to monthly invoices submitted by Geominco which are payable by us within 30 days. As of March 31, 2010, Minera owed 318,805,176 Pesos (approximately $607,873) to Geominco under the agreement, however, all amounts payable were forgiven in connection with our reverse acquisition and private placement transactions described above.

  As of March 31, 2011 and 2010, we owed Geominco $1,381,490 and 607,873, respectively. This advance is unsecured, non-interest bearing and due on demand.

  From time to time, Minera has borrowed funds from its shareholders, directors and officers. As of March 31, 2010, Minera had borrowed 200,000,000 Pesos (approximately $381,345) from Mr. Iván Orlando Vergara Huerta, a shareholder, and 231,000,000 Pesos (approximately $440,453) from Mr. Jorge Fernando Pizarro Arriagada, a shareholder. On June 17, 2010, Mr. Pizarro forgave 126,420,030 Pesos (approximately $241,048) of the indebtedness under his loan and Mr. Vergara forgave 34,229,250 Pesos (approximately $65,266) of the indebtedness under his loan, pursuant to separate Loan Cancellation Agreements. The outstanding face values of the loans, which do not bear interest and mature on March 31, 2013, remain outstanding.

  During the 2011 fiscal year, we received a loan from Mr. Vergara, a director and shareholder, for $104,857. This loan is unsecured, free of interest and is payable on March 31, 2012.

  During the 2011 fiscal year, we paid salaries of $39,105 ($44,950 in 2010) to parties that are related to Mr. Orellana, our Chairman, CEO and shareholder.

  During the 2011 fiscal year, we had equipment rental and consulting expenses of $532,579 to Geominco.

  Included in property plant and equipment for fiscal year 2011 are amounts for $392,553 capitalized for equipment rental to Geominco.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Messrs. Jorge Fernando Pizarro Arriagada, Iván Orlando Vergara Huerta and William Thomson each serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2011 and 2010:

	Year Ended March 31,
	2011	2010
Audit Fees	$70,000	$45,000
Audit-Related Fees	24,000	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$94,000	$45,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Schwartz Levitsky Feldman LLP for our consolidated financial statements as of and for the year ended March 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: November 25, 2011

CHILE MINING TECHNOLOGIES INC.

By:	/s/ Jorge Osvaldo Orellana Orellana
Jorge Osvaldo Orellana Orellana
Chief Executive Officer

By:	/s/ Ronald Christian Pellegrini Vasquez
Ronald Christian Pellegrini Vasquez
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jorge Osvaldo Orellana Orellana	Chairman and Chief Executive Officer	November 25, 2011
Jorge Osvaldo Orellana Orellana	(Principal Executive Officer)

/s/ Ronald Christian Pellegrini Vasquez	Chief Financial Officer	November 25, 2011
Ronald Christian Pellegrini Vasquez	(Principal Financial and Accounting Officer)

/s/ Jorge Fernando Pizarro Arriagada	Director	November 25, 2011
Jorge Fernando Pizarro Arriagada

/s/ Iván Orlando Vergara Huerta	Director	November 25, 2011
Iván Orlando Vergara Huerta

/s/ William E. Thomson	Director	November 25, 2011
William E. Thomson

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2011 and 2010

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chile Mining Technologies Inc.

We have audited the accompanying consolidated balance sheets of Chile Mining Technologies Inc. as at March 31, 2011 and 2010 and the related consolidated statements of operations, deficit, comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chile Mining Technologies Inc. as at March 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended March 31, 2011 and 2010 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 1 to the financial statements, the continuance of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of copper. This raises substantial doubt about it ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
November 23, 2011	Licensed Public Accountants

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED BALANCE SHEETS AS AT MARCH 31,
(Amounts expressed in U.S. Dollars)

	2011	2010
		(Restated)
		(See note 17)
ASSETS

Current
Cash and cash equivalent	437,124	-
Sundry assets and other receivables (Note 14)	$279,942	$-
Inventory (Note 13)	95,508	-
Goods in transit	-	22,850
	812,574	22,850
DEPOSITS AND OTHER ASSETS (Note 15)	932,291	70,263
Deferred Financing Costs (Note 8 (b))	208,507	-
Property plant and equipment (Note 3)	5,235,099	3,188,944

	$7,188,471	$3,282,057

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,269,259	$1,134,345
Loan from related party (Note 5)	104,857	-
Obligation under capital leases (Note 9)	374,055	-
Promissory notes	-	85,967
Due to related party (Note 5)	1,381,490	607,873
Convertible Promissory Note (Note 8 (c))	190,000	-

	3,319,661	1,828,185

PROMISSORY NOTES (Note 4)	1,607,983	1,765,338
LONG TERM -OBLIGATION UNDER CAPITAL LEASE (Note 9)	317,718
DERIVATIVE FINANCIAL INSTRUMENTS (Note 8 (a))	5,866,285	-

	11,111,647	3,593,523

REDEEMABLE COMMON STOCK (Note 8 (b))	3,128,605	-
Stockholders’ deficiency
Capital stock (note 6)	9,365	6,000
Additional paid in capital	1,822,309	1,409,173
Deficit	(9,096,767)	(1,842,036)
Accumulated other comprehensive income	213,312	115,397

	(7,051,781)	(311,466)

Total liabilities and stockholders’ deficiency	$7,188,471	$3,282,057

Going Concern (Note 1)
Related Party Transactions (Note 5)

The accompanying notes are an integral part of the consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in U.S. Dollars)
For the Years Ended March 31,

	2011	2010
		(Restated)
		(See note 17)

Sales	$188,227	$260,703
Cost of sales	1,604,119	222,915
Gross profit (loss)	(1,415,892)	37,788
Operating expenses:
Impairment of mining rights (Note 7)	$44,097	26,617
Salaries and wages	156,318	171,490
General and administrative	1,267,064	83,851
Professional fees	676,305	664,504
	2,143,784	946,462

Operating loss before the undernoted	(3,559,676)	(908,674)

Other expense-interest (Note 8 (b))	(81,825)	-

Other expense-Derivative Financial Instrument	(3,356,192)	-

Imputed interest expense (note 4)	(257,038)	(269,289)

Net Loss for the year	(7,254,731)	(1,177,963)
Foreign exchange translation adjustment for the year	97,915	149,268

Comprehensive loss for the year	$(7,156,816)	$(1,028,695)

Weighted average number of common shares outstanding	8,851,914	6,000,000

Loss per share – basic and diluted	$(0.82)	$(0.20)

The accompanying notes are an integral part of the consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in U.S. Dollars)
For the years ended March 31,

	2011	2010

Cash Flows from Operating Activities:
Net loss	$(7,254,731)	$(1,177,963)
Impairment of mining rights	44,097	26,617
Amortization	366,402	75,208
Imputed interest expense	257,038	269,289
Issue of convertible promissory note for professional services	190,000	-
Warrant derivative liabilities expensed	62,176	-
Amortization of deferred finance costs	81,825	-
Fair value adjustment relating to warrants	3,356,192	-
Changes in non-cash working capital:
Increase in sundry assets and other receivables	(266,583)	(53,901)
Increase in inventory	(90,950)	-
Decrease (Increase) in goods in transit	22,850	(21,257)
Increase in accounts payable and accrued liabilities	20,599	896,395
Increase in deposits and other assets	(817,066)
Net Cash provided (used) by Operating Activities	(4,028,151)	14,388

Cash Flows from Investing Activities:
Acquisition of mining rights	(44,097)	(26,617)
Acquisition of property plant and equipment	(2,083,771)	(1,803,191)
Net Cash used by Investing Activities	(2,127,868)	(1,829,808)

Cash Flows from Financing Activities:
Proceeds (Repayments) of promissory notes	(902,997)	2,355,969
Due from (repayment to) related party	712,911	(505,140)
Loan from related party	104,857	-
Capital lease financing net	691,773	-
Proceeds from redeemable common stock, net	5,286,190	-
Net Cash Provided By Financing Activities	5,892,734	1,850,829

Effects of foreign currency exchange rate changes	700,409	(35,409)
Net Increase in Cash and Cash Equivalents	437,124	-
Cash and Cash Equivalents at beginning of the year	-	-
Cash and Cash equivalents at end of the year	$437,124	$-

Supplemental information:
Income tax paid	Nil	Nil
Interest paid	Nil	Nil

The accompanying notes are an integral part of the consolidated financial statements.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS
ENDED MARCH 31, 2011 AND MARCH 31, 2010
(Amounts expressed in U.S. Dollars)

					Accumulated
	Number of		Additional		Other
	common	Capital	Paid in		Comprehensive
	shares	stock	Capital	Deficit	Income (loss)	Total
Balance as at April 1, 2009*	6,000,000	6,000	4,715	(664,073)	(33,871)	(687,229)
Discount on promissory notes			1,404,458			1,404,458
Net loss for the year	-	-	-	(1,177,963)	-	(1,177,963)
Foreign currency translation adjustment	-	-	-		149,268	149,268

Balance as at March 31, 2010	6,000,000	6,000	1,409,173	(1,842,036)	115,397	(311,466)
Private placement of shares	2,089,593	2,090				2,090
Stock for credit facility-AIBC	75,000	75				75
Reverse acquisition adjustment	4,800,500	4,800	(4,800)
Cancellation of common shares	(3,600,500)	(3,600)	3,600			-
Forgiveness of debt by related parties			661,552			661,552
Discount on promissory notes adjusted due to forgiveness of debt			(261,051)			(261,051)
Premium on convertible promissory note			13,835			13,835
Net loss for the year				(7,254,731)		(7,254,731)
Foreign currency translation earnings					97,915	97,915
Balance as at March 31, 2011	9,364,593	9,365	1,822,309	(9,096,767)	213,312	(7,051,781)

*In a reverse merger, the historic stockholders’ deficiency of the accounting acquirer (Minera Licancabur S.A) is retroactively stated for all periods for the equivalent number of shares received in the reverse merger

The accompanying notes are an integral part of the consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS

Basis of Presentation

The consolidated financial statements include the accounts of Chile Mining Technologies, Inc. (formerly Latin America Ventures, Inc.) (the “Company” or “Chile Mining”), and its subsidiary Minera Licancabur S.A. (“Minera”) (99.99% owned by the Company). All material inter-company accounts and transactions have been eliminated.

Organization

On May 12, 2010, the Company entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with Minera, a Chilean company, and its shareholders, pursuant to which the Company acquired 99.9% of the issued and outstanding capital stock of Minera in exchange for 6,000,000 shares of common stock, par value $0.001, which constituted 83.33% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement and after giving effect to the Cancellation Agreement described below. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Minera is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

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

As a condition precedent to the consummation of the Share Exchange Agreement, on May 12, 2010, the Company also entered into a cancellation agreement (the “Cancellation Agreement”) with Halter Financial Investments, LP (“HFI”) and Mr. Pierre Galoppi, the controlling stockholders, whereby HFI and Mr. Galoppi agreed to the cancellation of an aggregate of 3,600,500 shares of common stock owned by them.

Private Placement Transaction

On May 12, 2010, the Company also completed a private placement transaction with a group of accredited investors. Pursuant to a securities purchase agreement that was entered into with the investors and Minera (the “Securities Purchase Agreement”), the Company issued to the investors an aggregate of 2,089,593 shares of common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, and warrants (the “Closing Warrants”) to purchase up to 1,044,803 shares of our common stock. The Closing Warrants have a term of four years, bear an exercise price of $3.61 per share (subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS-Cont’d

Pursuant to the Securities Purchase Agreement, the Company also agreed to certain “make good” provisions. Under the “make good” provisions, the Company issued additional warrants (the “Make Good Warrants”) to the investors to purchase up to an aggregate of 2,089,593 shares of its common stock, at an exercise price of $0.01 per share, which will only become exercisable if the company does not meet certain financial performance targets in 2011 and 2012. The “make good” provisions established minimum net income thresholds of $14,382,102 and $15,179,687 for the 2011 and 2012 fiscal years, respectively. If, in a given fiscal year, 90% of the applicable minimum net income threshold is not met, such aggregate number of Make Good Warrants will become exercisable equal to the amount by which the Company’s actual net income is less than the applicable financial target, divided by the financial target, and multiplied by 2,089,593. In connection with the private placement, the Company also entered into (i) a registration rights agreement, pursuant to which the Company is obligated to register the shares of common stock issued to investors, including the shares of common stock underlying the warrants, within a pre-defined period and (ii) a closing escrow agreement, with Halter Financial Securities, Inc., as placement agent, and Securities Transfer Corporation, as escrow agent, for deposit of funds by the investors.

The company also entered into lock-up agreements with each of our directors and officers, pursuant to which each of them agreed not to transfer any shares of capital stock held directly or indirectly by them for a one year period following the effective date of a registration statement covering the shares issued in connection with the private placement.

Convertible Promissory Note and Make Good Warrant

Halter Financial Group, L.P. (“HFG”) provided certain advisory services to the Company in connection with the acquisition of Minera and the private placement transaction described above. Pursuant to an advisory agreement that Minera entered into with HFG on April 16, 2009, HFG agreed to (a) advise Minera with regard to its desire to effect a combination transaction with a U.S. domiciled public shell corporation, (b) help Minera identify suitable investment bank(s) to act as placement agent for its contemplated private placement transactions and (c) counsel management on matters related to the operating a U.S. domiciled public company. Under the terms of the advisory agreement, HFG was entitled to receive a cash payment of $450,000 at the closing of the reverse acquisition of Minera. In lieu of such cash payment, HFG agreed to accept a cash payment of $260,000 and a promissory note issued by the Company in the principal amount of $190,000 that accrues simple annual interest at a rate of 3% (the “HFG Note”). The HFG Note is due and payable on the sooner of the closing of our next equity financing (including the receipt of additional funds by the Company from any subsequent closing of the May 12 private placement) or the 180th day following the date of its issuance. In addition, at any time that the HFG Note remains outstanding, it may be converted at HFG’s option into shares of our common stock at a conversion price of $2.78. At the closing, HFG was also issued a “Make Good” warrant, to purchase up to 985,104 shares of the Company's common stock (the “HFG Make Good Warrant”). The terms of the HFG Make Good Warrant are identical to the terms of the Make Good Warrants issued to the investors in the private placement.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.

As shown in the accompanying financial statements, the Company has a working capital deficit of $2,507,087 and has incurred a deficit of $9,096,767 for the cumulative period to March 31, 2011. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of copper. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Exploration Costs and Mineral Property Right Acquisitions

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

Concentrations

Concentration of Operations — The Company’s operations are all related to the production and extraction of copper. A reduction in copper prices or other disturbances in the minerals market could have an adverse effect on the Company’s operations.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates (Chilean Pesos) and the United States Dollar.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions of future events that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, such as accrued liabilities and recovery value of equipment, deferred tax valuation allowance and the reported amounts of revenues and expenses for the reporting period. Actual results may differ materially from those reported.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Foreign Currency Translation

The Company uses the “Current rate method” to translate its financial statements from Chilean Pesos into U.S. Dollars. The assets and liabilities of the Company, except for the capital, are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The capital is translated at the historical rate. Adjustments resulting from the translation of the balance sheets of the company into U.S. Dollars are recorded in stockholders' equity as part of other comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issue of share and payment of dividends which are translated at the historical rates. Due to the use of different rates for translation, the figures in the statement of changes in cash flows may not agree with the differences between the year end balances as shown in the balance sheets.

Machinery and Equipment

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

Machinery and equipment are depreciated at rates sufficient to write off their cost over their estimated useful lives on a straight-line basis. The estimated useful lives of the assets are as follows:

Property plant and Equipment	10 years straight line

Additions during the year are amortized on half year rule.

Revenue Recognition

Copper sales prices are provisionally set on a specified future date based upon market commodity prices. Revenue is recognized at the time of delivery when risk of loss passes to the customer, and collectability is reasonably assured. The Company typically receives the final payment the day following delivery of copper cathodes, which minimizes price difference. However, revenue is provisionally measured using forward market prices on the expected date that final selling prices will be fixed. Variations occur between the price recorded on the date of revenue recognition and the actual final price due to changes in market copper prices, which result in the existence of an embedded derivative in the accounts receivable. In the absence of price variations, the company did not record any embedded derivative during the year.

This embedded derivative is recorded at fair value each period until final settlement occurs, with changes in fair value classified as provisional price adjustments and included as a component of revenue.

There were no provisional price adjustments during the year ended March 31, 2011 and March 31, 2010.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Cash and Cash Equivalents

Cash consists of cash and cash equivalents, which are short-term, highly liquid investments with original terms to maturity of 90 days or less.

Comprehensive income

The Company has chosen to report comprehensive income in the statements of changes in stockholders’ deficiency. Comprehensive income comprised net income and all changes to stockholders' deficiency except those due to investments by owners and distributions to owners.

Assets Retirement Obligation

The Company discloses its financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

The fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at March 31, 2011 and 2010, there are no assets retirement obligations.

Income Taxes

The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized. As of March 31, 2011 and 2010, the Company had reduced its deferred tax assets by recording a valuation allowance (see Note 12).

Impairment and Disposal of Long-Lived Assets

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

Inventories

The quantity of material in ore on the leach pad is based on surveyed volumes of mined material. Sampling and assaying determine the estimated amount of copper contained in material delivered to the leach pad. Expected copper recovery rates are determined using small-scale laboratory tests, historical trends and other known factors, including mineralogy of the ore and rock type.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

Financial Instruments

The Company’s financial instruments consist of sundry assets and other receivables, deposits and other assets, accounts payable and accrued liabilities, promissory notes, due to related party and derivative financial instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the relatively short period to maturity for these instruments.

The Company’s financial assets and liabilities are generally classified and measured as follows;

Assets/Liabilities	Classification	Measurement
Other receivables	Loans and receivables	Amortized cost
Accounts payable and accrued liabilities	Other liabilities	Amortized cost
Promissory notes	Other liabilities	Amortized cost
Due to related party	Other liabilities	Amortized cost
Convertible promissory note	Other liabilities	Amortized cost

In contrast, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

Accounting for Derivative Instruments and Hedging Activities

The Company recognizes all derivatives contracts as either assets or liabilities in the balance sheet and measures them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this pronouncement does not have an impact on the Company’s financial statements.

Earnings (Loss) Per Share

The Company computes net loss per of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Recently Adopted Accounting Guidance

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), which amends FASB ASC 310, Receivables. This ASU requires disclosures related to financing receivables and the allowance for credit losses by portfolio segment. The ASU also requires disclosures of information regarding the credit quality, aging, non accrual status and impairments by class of receivable. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The company does not have any financing receivables as of the end of March 31, 2011.

On April 1, 2010, the Company adopted FASB ASU 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06). ASU 2010-06 updates FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. There was no material impact on the Company’s consolidated financial statements related to the adoption of this guidance.

On April 1, 2010, the Company adopted updated guidance included in FASB ASC 860-10, Transfers and Servicing —Overall. This guidance requires additional disclosures about the transfer and de-recognition of financial assets and eliminates the concept of qualifying special-purpose entities. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

On April 1, 2010, the Company adopted updated guidance included in FASB ASC 810, Consolidation (ASC 810), related to the consolidation of variable interest entities. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach for determining the primary beneficiary of a variable interest entity. ASC 810 amends certain guidance for determining whether an entity is a variable interest entity and adds additional reconsideration events for determining whether an entity is a variable interest entity. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The adoption of ASU 2010-08 is not expected to have an impact on the financial statements of the Company.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

3.	PROPERTY PLANT AND EQUIPMENT

	March 31, 2011			March 31, 2010
		Accumulated
	Cost	Amortization	Net	Net
	$	$	$	$
Santa Filomena Plant	911,212	-	911,212	203,386
Land-Santa Filomena Plant	52,428	-	52,428	52,428
Ana Maria Plant and equipment	4,537,582	450,398	4,087,184	2,933,130
Machinery under construction	172,677	-	172,677	-
Arica leasehold improvement	11,598	-	11,598
	5,685,497	450,398	5,235,099	3,188,944

Included in property, plant and equipment are amounts relating to capital leases having a cost of $989,727 ($nil in 2010) and accumulated amortization of $33,587 ($nil in 2010). The Santa Filomena Plant is not being amortized as plant is under construction. Amortization for the year amounted to $366,402 ($75,208 in 2010)

4.	PROMISSORY NOTES

Promissory notes from related parties payable were unsecured and co0nsisted of the following:

Company	Interest Rate	March 31,	March 31,
		2011	2010
Ivan Vergara	Nil	$227,003	$232,097
Jorge Pizarro	Nil	143,210	268,074
Geominco EIRL	Nil	1,237,770	1,265,167
Total Long Term		$1,607,983	$1,765,338

All long term liabilities are valued at fair market value at inception. These long term notes do not bear interest and had a maturity date of March 31, 2013. The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated by using the net present value of the loans, at an assumed interest rate of 18%. The amount of the discount, being $1,404,458 was recorded in “Additional paid in capital” on the opening balance sheet.

During the year the promissory note holders forgave $661,552 in debt. The transaction was accounted for as a capital transaction with related parties and the company credited ‘Additional paid in capital’ with $661,552.

In addition, the Company credited additional paid in capital with $13,835 (refer to Note 8 (c))

The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize discounts on promissory notes to related parties for the year ended March 31, 2011 in the amount of $257,038 ($269,289 in 2010).

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

5.	RELATED PARTY

a) During the year the Company received a loan from a related party for $104,857. This loan is unsecured, free of interest and is payable on March 31, 2012.

During the year, the Company paid salaries of $39,105 ($44,950 in 2010) to parties that are related to the shareholder of the Company.

During the year, related promissory note holders forgave $661,552 in debt. (See also Note 4)

During the year, the Company had equipment rental and consulting expenses of $532,579 to a related party, a party related by virtue of companies under common control.

During the year, compensation expense for $47,995 was expensed for services provided by two directors.

Included in property plant and equipment are amounts for $392,553 capitalized for equipment rental to a related party, a party related by virtue of companies under common control.

The transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties under common control

b) The company owes the following amounts to related parties:

Included in accounts payable and accrued liabilities are amounts owing for services provided by two directors for $42,500 (2010 $nil)

As of March 31, 2011 the Company owes Geominco E.I.R.L., a related party for $1,381,490. This advance is unsecured non-interest bearing and due on demand.

As of March 31, 2010, the Company owed Geominco E.I.R.L. $607,873.This advance is unsecured non-interest bearing and due on demand.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

6.	CAPITAL STOCK

Authorized

Preferred Stock; $0.001 par value 10,000,000 shares authorized
Common Stock: $0.001 par value 100,000,000 shares authorized

Issued

Preferred Stock: None issued and outstanding
Common Stock: 9,364,593 common shares (2010: 6,000,000 common shares)

On May 12, 2010, the Company entered into and closed the Share Exchange Agreement with Minera and its shareholders, pursuant to which the Company acquired 99.9% of the issued and outstanding capital stock of Minera in exchange for 6,000,000 shares of common stock, par value $0.001, which constituted 83.33% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement and after giving effect to the Cancellation Agreement.

As a condition precedent to the consummation of the Share Exchange Agreement, on May 12, 2010, the Company also entered into the Cancellation Agreement HFI and Mr. Pierre Galoppi, the controlling stockholders, whereby HFI and Mr. Galoppi agreed to the cancellation of an aggregate of 3,600,500 shares of common stock owned by them.

On may 6, 2010, the Company entered into a letter agreement that outlined the proposed terms of a standby facility of credit with AIBC International Corp. (SR), or AIBC. Under the letter agreement, the Company could request an advance from AIBC for up to an aggregate of $3 million, subject to satisfaction of certain conditions. In connection with the execution of the letter agreement, the Company issued to AIBC 75,000 shares of common stock.

On May 12, 2010, the Company also completed a private placement transaction with a group of accredited investors. Pursuant to the Securities Purchase Agreement that was entered into with the investors and Minera, the Company issued to the investors an aggregate of 2,089,593 shares of common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, and the Closing Warrants to purchase up to 1,044,803 shares of common stock. The Closing Warrants have a term of four years, bear an exercise price of $3.61 per share (subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date (refer note 8 (b)).

7.	IMPAIRMENT OF MINING RIGHTS

The Company has expensed mining rights, since the Company currently has no formal plan to exploit these mineral rights.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as secured convertible debenture and warrant financing arrangements that are either (i) not afforded equity classification or (ii) embody risks not clearly and closely related to host contracts. As required by ASC 815, these instruments are required to be carried as derivative liabilities, at fair value, in the financial statements.

The following table summarizes the components of the derivative liabilities as of March 31, 2011 and inception of the instruments:

		Inception
May 2010 Private Placement:	March 31, 2011	May 12, 2010
Investor warrants	$882,859	$1,519,144
Broker warrants	158,912	273,442
Credit facility warrants	304,200	523,440
Make Good warrants	3,072,048	131,891
Acquisition advisory fees:
Make Good warrants	1,448,266	62,176
Total derivative liabilities	$5,866,285	$2,510,093

The following table summarizes the common shares indexed to the derivative instruments as of March 31, 2011 and inception of the instruments:

		Inception
May 2010 Private Placement:	March 31, 2011	May 12, 2010
Investor warrants	1,044,803	1,044,803
Broker warrants	188,062	188,062
Credit facility warrants	360,000	360,000
Make Good warrants	1,186,119	47,597
Acquisition advisory fees:
Make Good warrants	559,176	22,438
	3,338,160	1,662,900

Since the number of common shares indexed to the Make Good warrants is dependent on the number of warrants that will vest based on the achievement of certain performance conditions, the number of shares of common stock indexed to the warrants was determined using probability-weighted outcomes based on management’s best estimate of the probability of achievement of the performance conditions in 2011 and 2012.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

8(b)	MAY 2010 PRIVATE PLACEMENT

On May 12, 2010, the Company commenced a private placement of (i) 2,089,593 shares of common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, (ii) Closing Warrants to purchase up to 1,044,803 shares of common stock, and (iii) Make Good Warrants to purchase up to an aggregate of 2,089,593 shares of common stock (the “May 2010 Private Placement). In connection with the May 2010 Private Placement, the Company entered into a Registration Rights Agreement related to the common stock and warrants that requires the Company to, among other things, file a Registration Statement within 65 days from the closing of the May 2010 Private Placement and achieve effectiveness as soon as possible , but in no event later than the 180th day following the Final Closing Date or the 5th trading day following the date on which the Company is notified that the initial Registration Statement will not be reviewed or is no longer subject to review and comments. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, the Company is required to classify the common stock outside of stockholders’ equity as redeemable common stock.

The Closing Warrants included in the May 2010 Private Placement are indexed to 1,044,803 shares of the Company’s common stock and may be exercised until the fourth anniversary of their issuance at an exercise price of $3.61 per share. Pursuant to the Securities Purchase Agreement, the Company has also agreed to issue Make Good Warrants to investors to purchase up to an aggregate amount of 2,089,593 shares of common stock at an exercise price of $0.01 per share which will only become exercisable if we do not meet certain financial performance targets in 2011 and 2012. The “make good” provisions established minimum net income thresholds of $14,382,102 and $15,179,687 for the 2011 and 2012 fiscal years, respectively. If, in a given fiscal year 90% of the applicable minimum net income threshold is not met, such aggregate number of Make Good Warrants will become exercisable equal to the amount by which our actual net income is less than the applicable financial target, divided by the financial target, and multiplied by 2,089,593. The Closing Warrants and Make Good Warrants were evaluated under the guidance of ASC 480, Distinguishing Liabilities and Equity for purposes of their classification. Due to the Make Good Warrants contingent exercise provisions, they did not meet the definition of “indexed to a Company’s own stock” and were required to be classified as liabilities and measured at inception and an ongoing basis at fair value. The Closing Warrants met the definition of “indexed to a Company’s own stock”; however, they did not meet eight conditions for equity classification provided in ASC 815-40 because they have firm registration rights with no economic alternative to registration. The Company is required to assume that cash settlement would be the only alternative to non-filing and effectiveness under the standards. Accordingly, the Closing Warrants required liability classification at inception and on an ongoing basis at fair value until the registration rights are fulfilled. Fair value of the warrants was measured using the Black-Scholes-Merton valuation technique and in applying this technique the Company was required to develop certain subjective assumptions which are listed in more detail below.

The total basis in the financing was allocated first to derivative instruments, required to be classified as liabilities with the remaining basis being allocated to the common stock.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

8(b)	MAY 2010 PRIVATE PLACEMENT-Cont’d

The following table illustrates the initial allocation:

		Financing
	Proceeds	Cost	Final
	Allocation	Allocation	Allocation
Gross proceeds	$5,809,000	$-	$5,809,000
Financing costs paid in cash	-	(522,810)	(522,810)
	5,809,000	(522,810)	5,286,190
Derivative liabilities:
Closing warrants:
Investor warrants	(1,519,144)		(1,519,144)
Broker warrants		(273,442)	(273,442)
Credit facility warrants		(523,440)	(523,440)
Make Good warrants	(131,891)		(131,891)
Total derivative liabilities	(1,651,035)	(796,882)	(2,447,917)

Redeemable common stock	(4,157,965)	-	(4,157,965)
Financing costs paid in cash		407,792	407,792
Financing costs paid with warrants		621,568	621,568
Total redeemable common stock	(4,157,965)	1,029,360	(3,128,605)

Deferred finance costs	$-	$290,332	$290,332

The Company amortized deferred finance cost by $81,825 during the year ended March 31, 2011. Deferred finance costs outstanding as of March 31, 2011 is $ 208,507.

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

8(c)	CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT

HFG provided certain advisory services to the Company in connection with the acquisition of Minera and the May 2010 Private Placement. Pursuant to an advisory agreement that Minera entered into with HFG on April 16, 2009, HFG agreed to (a) advise Minera with regard to its desire to effect a combination transaction with a U.S. domiciled public shell corporation, (b) help Minera identify suitable investment bank(s) to act as placement agent for its contemplated private placement transactions and (c) counsel management on matters related to the operating a U.S. domiciled public company. Under the terms of the advisory agreement, HFG was entitled to receive a cash payment of $450,000 at the closing of the reverse acquisition of Minera. In lieu of such cash payment, HFG agreed to accept a cash payment of $260,000 and the HFG Note in the principal amount of $190,000 that accrues simple annual interest at a rate of 3%. The HFG Note is due and payable on the sooner of the closing of the next equity financing (including the receipt of additional funds by the Company from any subsequent closing of the May 12 private placement) or the 180th day following the date of its issuance. In addition, at any time that the HFG Note remains outstanding, it may be converted at HFG’s option into shares of our common stock at a conversion price of $2.78.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

8(c)	CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT-Cont’d

The Company has evaluated the terms and conditions of the HFG Note under the guidance of ASC 815, Derivatives and Hedging. The embedded conversion feature (“ECF”) is an equity-linked feature that is not clearly and closely related to the risks of the host debt instrument. However, current accounting standards afforded an exemption to bifurcation of the ECF because it is both indexed to the Company’s own stock and otherwise met the definition of Conventional Convertible based upon the fixed conversion price.

At the closing, the Company was also issued to HFG the HFG Make Good Warrant for the purchase up to 985,104 shares of common stock. The terms of the HFG Make Good Warrant are identical to the terms of the Make Good Warrants issued to the investors in the private placement and accordingly, they did not meet the definition of “indexed to a Company’s own stock” and were required to be classified as liabilities and measured at inception and an ongoing basis at fair value. The fair value of the Make Good Warrants was determined using the Black-Scholes-Merton valuation technique over the term to contractual expiration. In applying this technique we were required to develop certain subjective assumptions which are listed in more detail below.

The fair value of the HFG Note was estimated based upon the present value of its future cash flows, using credit risk adjusted rates, as enhanced by the fair value of the ECF. Since the Company does not have an established credit rating, the credit risk adjusted yield of 15.51% was determined by reference to comparable instruments in public markets and industry-specific risk. The fair value of the ECF was determined using the Monte Carlo Simulation (“MCS”). MCS is an option-based model that embodies assumptions that would likely be considered by market participants who trade the financial instrument. In addition to more traditional assumptions, such as stock price, trading volatilities and risk-free rates, MCS assumptions include credit risk, interest risk and redemption considerations. Significant assumptions included in the MSC valuation technique were as follows:

Assumption
Linked common shares	68,345
Stock price	$2.78
Expected life (years)	4.00
Volatility (based on peers)	58.24%- 63.55%
Risk adjusted yield	15.51%- 16.94%
Risk adjusted interest rate	1.52%- 1.65%

The advisory fee expense was determined based upon the fair value of the HFG Note and the HFG Make Good Warrants. In accordance with APB 14, the premium on the HFG Note, representing the difference between the fair value and the face value of the note, was recorded to additional paid in capital.

The following table illustrates the initial allocation:

Initial
Allocation
Convertible Promissory Note	$190,000
Make Good warrants	62,176
Additional paid in capital	13,835
Total	$266,011

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

8(c)	CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT-Cont’d

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

Information and significant assumptions embodied in our warrant valuations (including ranges for certain assumptions) as of March 31, 2011 are illustrated in the following tables:

	Fair value	Closing	Make Good
Warrants to purchase common stock:	hierarchy	Warrants	Warrants
Stock price (1)	(2)	$2.60	$2.60
Strike price	n/a	$3.61	$0.01
Volatility (2)	(2)	80.54%	80.54%
Term (years) (3)	(3)	3.36	3.36
Risk-free rate (2)	(2)	1.02%	1.02%
Dividends	n/a	--	--

(1)

Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. We used our trading market price as of March 31, 2011 as input into the model which is a Level 1 input.

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

9.	OBLIGATION UNDER CAPITAL LEASE

The following is a summary of the Company’s obligation under the capital lease:

Years ending March 31,
2012	$374,055
2013	248,952
2014	20,559
2015	31,015
2016	17,192
$691,773
Current Portion	$374,055
Long-Term Portion	$317,718

10.	SEGMENT INFORMATION

As at March 31, 2011 the Company operated in one reportable segment, being the exploration for and the development of mining rights in the Republic of Chile.

11.	CAPITAL MANAGEMENT

The Company manages its capital structure and makes adjustments to it, based on the funds available to the Company, in order to maintain its daily operations. The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Company's management to sustain the future development of the business.

The Company manages its capital structure and makes adjustments to it in light of changes in economic conditions and the risk characteristics of the underlying assets. The Company upon approval from its Board of Directors will balance its overall capital structure through new share issues or by undertaking other activities as deemed appropriate under the specific circumstances. As such, the Company is dependent on external financing to fund its daily operations. In order to procure materials and pay for administrative costs, the Company will spend its existing working capital and raise additional amounts as needed.

Management reviews its capital management approach on an ongoing basis and believes that this approach, given the foregoing paragraph and the relative size of the Company, is reasonable. There were no changes in the Company's approach to capital management during the year ended March 31, 2011.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

12.	INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of March 31, 2011, the Company has net operating losses carried forward of approximately $5,210,815 ($1,572,747 – 2010) for tax purposes subject to expiration as described below. The Company is required to compute tax asset benefits for net, operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax rates applicable in each jurisdiction to the Company’s loss before income taxes. The components of these differences are as follows:

		March 31,2010
		Restated
	March 31,2011	(see note 17)
Corporate income tax rate	17%	17%
Expected Income tax recovery	$(1,233,304)	$(200,254)
Permanent differences	614,833	45,780
Change in valuation allowance	618,471	154,474
Income tax provision	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

		March 31,2010
		Restated
	March 31,2011	(see note 17)
Non-capital loss carry forwards	$885,838	$267,366
Less: valuation allowance	(885,838)	(267,366)
Net deferred tax assets	$-	$-

The net operating losses have no expiration period under Chilean Income Tax Act and can be carried forward to offset against future income.

13.	INVENTORY

The quantity of material in ore on the leach pad is based on surveyed volumes of mined material. Sampling and assaying determine the estimated amount of copper contained in material delivered to the leach pad. As at March 31, 2011 the amount of copper contained in material delivered to the leach pad is at a level of 1%.Expected copper recovery rates are determined using small-scale laboratory tests, historical trends and other known factors, including mineralogy of the ore and rock type. The ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to over 90 percent depending on several variables, including type of processing, metallurgical processes and mineralogy. As at March 31, 2011 the current ultimate recovery copper has been estimated at 80%.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

14.	SUNDRY ASSETS AND OTHER RECEIVABLES

	March 31,2011	March 31,2010
Employee advances	$18,220	$-
Deferred rent	156,865	-
Deposit for production materials	104,857	-
	$279,942	$-

In November 2010, the Company signed a ten year lease for operating two properties in Arica, Republic of Chile. The Company is obligated to pay a total monthly rent of $32,051 for the first 12 months (Chilean 15 million Pesos) which will be adjusted and offset with future royalty payments. The Royalty established will be equivalent to ten percent of the net value of the ore to be extracted and sold, metallic or nonmetallic, taking as reference the rates established by ENAMI monthly. However, the Company, at its full cost, may install a plant to process the ore extracted. The royalty will be paid monthly, starting in month thirteen counted from the signing of the contract. All direct and indirect expenses related to the program of exploration, conceptual study and feasibility study will be at the total and exclusive charge of the Company and not adjustable with the rent or royalty.
15.	DEPOSITS AND OTHER ASSETS

	March 31,2011	March 31,2010
Investment in San Daniel	$314,571	$-
Value added taxes ("VAT")	433,175	70,263
Equipment deposit	184,545	-
	$932,291	$70,263

Deposits and other assets includes VAT for $433,175 (March 31, 2010: $70,263) as applicable to the laws in Chile, which the Company will apply for refund from the Government of Chile.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS

The fair value of a financial instrument is the estimated amount that the Company would receive or pay to settle the financial assets and financial liabilities as at the reporting date. The book value of sundry assets and other receivables, deposits and other assets, accounts payable and accrued liabilities, and due to related party approximate fair values at the balance sheet dates.

The fair value of the long-term debt has been estimated by discounting future cash flows at a rate offered for debt of similar maturities and credit quality.

All financial instruments except for derivative financial instruments and cash and cash equivalent are classified as level 3. Both cash and cash equivalents and derivative financial instruments are classified as level 1.

	March 31, 2011		March 31, 2010
	Carrying		Carrying
Assets/Liabilities	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	437,124	437,124	-	-
Sundry assets and other receivables	$279,942	$279,942	$-	$-
Accounts payable and accrued liabilities	$1,269,259	$1,269,259	$1,134,345	$1,134,345
Due to related party	$1,381,490	$1,381,490	$607,873	$607,873

The following table summarizes the components of the derivative liabilities as of March 31, 2011 and inception of the instruments. These financial instruments are measured ar fair value at Inception and as of March 31, 2011:

		Inception
May 2010 Private Placement:	March 31, 2011	May 12, 2010
Investor warrants	$882,859	$1,519,144
Broker warrants	158,912	273,442
Credit facility warrants	304,200	523,440
Make Good warrants	3,072,048	131,891
Acquisition advisory fees:
Make Good warrants	1,448,266	62,176
Total derivative liabilities	$5,866,285	$2,510,093

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010
(Amounts expressed in U.S. Dollars)

17.	REVISION TO FINANCIAL STATEMENTS

The financial statements are revised to reclassify certain operating expenses to cost of sales for the year ended March 31, 2010 and a reclass of current assets to non-current assets in the Balance Sheet. There are no changes to net loss or to loss per share numbers. The Company has also amended the note on Income Taxes (note 12) to amend the valuation allowance. Also the Company has reworded the term ‘Discount from fair value’ to ‘Imputed interest expense’ in the Income statement and the term ‘Foreign exchange gain (loss)’ to ‘Foreign exchange translation adjustment for the year’. The effect of the change in the financial statements is summarized as follows:

	Year ended
	March 31, 2010
	Prior to
	Restatement	Restated
	$	$
Statement of Operations, Deficit and Comprehensive loss:
Sales	260,703	260,703
Cost of sales	-	222,915
Gross Profit	-	37,788
Operating expenses:
Impairment of mining rights	26,617	26,617
Salaries and wages	190,553	171,490
General and administrative	212,495	83,851
Professional fees	664,504	664,504
Amortization	75,208
Total Operating expenses	1,169,377	946,462
Operating loss before the under noted	(908,674)	(908,674)
Imputed Interest	(269,289)	(269,289)
Net Loss for the year	(1,177,963)	(1,177,963)

Note 12. Income Taxes
Expected Income tax recovery	(200,254)	(200,254)
Permanent differences	-	45,780
Valuation allowance	200,254	154,474
Income tax provision	-	-
Non -capital loss carry forwards	86,473	267,366
Less: valuation allowance	(86,473)	(267,366)
Net deferred tax assets	-	-

Balance Sheet
Current Assets:
Sundry assets and other receivables	70,263	-
Non current assets:
Deposits and other assets	-	70,263

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated May 12, 2010, among the Company, Minera Licancabur, S.A. and its shareholders [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
2.2	Share Exchange Agreement, dated November 18, 2008, among the Company, Latin America Ventures, Inc. and its stockholders [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 21, 2008]
2.3	First Amended, Modified Chapter 11 Plan [Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed on March 12, 2008]
2.4	Order Confirming First Amended, Modified Chapter 11 Plan [Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10 filed on March 12, 2008]
3.1*	Articles of Incorporation of the Company, as amended to date
3.2	Amended and Restated Bylaws, adopted on May 12, 2010 [Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.1	Form of Closing Warrant, dated May 12, 2010 [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.2	Form of Make Good Warrant, dated May 12, 2010 [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.3	Warrant issued to Halter Financial Group, L.P. on May 12, 2010 [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.4	Convertible Promissory Note issued Halter Financial Group, L.P. on May 12, 2010 [Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.5	Form of Registration Rights Agreement, dated May 12, 2010 [Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.1	Cancellation Agreement, dated May 12, 2010, among the Company, Halter Financial Investments, L.P. and Mr. Pierre Galoppi [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.2	Form of Securities Purchase Agreement, dated May 12, 2010 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.3	Closing Escrow Agreement, among the Company, Halter Financial Securities, Inc. and Securities Transfer Corporation, dated May 12, 2010 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.4	Form of Lock-up Agreement, dated May 12, 2010 [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.5	Letter Agreement, dated May 6, 2010, between Minera Licancabur S.A. and AIBC International Corp.(SR) [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.6	Services Agreement, dated July 1, 2008, between Minera Licancabur S.A. and Contratista en Geologia, Mineria y Construccion Jorge Orellana E.I.R.L. (English Translation) [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.7	Loan Agreement, dated September 11, 2008 between Minera Licancabur S.A. and Contratista en Geologia, Mineria y Construccion Jorge Orellana E.I.R.L. (English Translation) [Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.8	Loan Agreement, dated December 31, 2008 between Minera Licancabur S.A. and Contratista en Geologia, Mineria y Construccion Jorge Orellana E.I.R.L. (English Translation) [Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 14, 2010]

Exhibit No.	Description
10.9	Nominee Agreement, dated May 12, 2010, between the Company and Jorge Osvaldo Orellana Orellana [Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-168187)]
10.10	Inspection Report of MADECO, dated November 18, 2009 (English Translation) [Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-168187)]
21	Subsidiaries of the Company [Incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith