Form 10-Q
period 2011-06-30
Chile Mining Technologies Inc.
filed 2011-12-09
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 9, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	9,364,593

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2011 and 2010
(Amounts expressed in US Dollars)

CHILE MINING TECHNOLOGIES INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
Page
Interim Consolidated Financial Statements
Interim Consolidated Balance Sheets as at June 30, 2011 and March 31, 2011	F-3
Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2011 and 2010	F-4
Interim Consolidated Statements of Cash flows for the three months ended June 30, 2011 and 2010	F-5
Interim Consolidated Statements of Changes in Stockholders’ Deficiency for the three months ended June 30, 2011 and year ended March 31, 2011	F-6
Notes to Interim Consolidated Financial Statements	F-7 – F-19

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS AS AT JUNE 30, 2011 AND MARCH 31, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalent	438,891	437,124
Sundry assets and other receivables (Note 12)	$341,741	$279,942
Inventory (Note 11)	145,759	95,508
Goods in transit	-	-
	926,391	812,574
DEPOSITS AND OTHER ASSETS (Note 13)	1,111,424	932,291
DEFERRED FINANCING COSTS (Note 8 (b))	181,232	208,507
PROPERTY PLANT AND EQUIPMENT (Note 3)	5,235,376	5,235,099

	$7,454,423	$7,188,471

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,399,054	$1,269,259
Loan from related parties (Note 5)	329,112	104,857
Loan from non related party (Note 14)	500,000	-
Obligation under capital leases	375,976	374,055
Due to related party (Note 5)	1,406,259	1,381,490
Convertible Promissory Note (Note 8 (c))	190,000	190,000

	4,200,401	3,319,661

PROMISSORY NOTES (Note 4)	1,680,342	1,607,983
LONG TERM -OBLIGATION UNDER CAPITAL LEASE	323,803	317,718
DERIVATIVE FINANCIAL INSTRUMENTS (Note 8 (a))	5,432,808	5,866,285

	11,637,354	11,111,647

REDEEMABLE COMMON STOCK (Note 8 (b))	3,128,605	3,128,605
Stockholders’ deficiency
Capital stock (note 6)	9,365	9,365
Additional paid in capital	1,822,309	1,822,309
Deficit	(9,423,373)	(9,096,767)
Accumulated other comprehensive income	280,163	213,312

	(7,311,536)	(7,051,781)

Total liabilities and stockholders’ deficiency	$7,454,423	$7,188,471

Going Concern (Note 1)
Related Party Transactions (Note 5)
Commitments (Note 15)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in U.S. Dollars)
(Unaudited)
For the three months ended

	June 30,	June 30,
	2011	2010

Sales	$63,209	$-
Cost of sales	341,242	134,474
Gross profit (loss)	(278,033)	(134,474)
Operating expenses:
Impairment of mining rights (Note 7)	$701	5,640
Salaries and wages	40,684	115,142
General and administrative	318,659	323,224
Professional fees	13,884	502,891
	373,928	946,897

Operating loss before the undernoted	(651,961)	(1,081,371)

Other expense-interest (Note 8 (b))	(27,275)	-

Other income -Derivative Financial Instrument	433,477	-

Imputed interest expense (note 4)	(80,847)	(78,629)

Net Loss for the period	(326,606)	(1,160,000)
Foreign exchange translation adjustment for the period	66,851	(39,316)

Comprehensive loss for the period	$(259,755)	$(1,199,316)

Weighted average number of common shares outstanding	9,364,593	6,000,000

Loss per share – basic and diluted	$(0.03)	$(0.19)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in U.S. Dollars)
(Unaudited)
For the three months ended June 30,

	2011	2010

Cash Flows from Operating Activities:
Net loss	$(326,606)	$(1,160,000)
Impairment of mining rights	701	5,640
Amortization	115,612	75,208
Imputed interest expense	80,847	78,629
Issue of convertible promissory note for professional services	-	190,000
Warrant derivative liabilities expensed	-	62,176
Amortization of deferred finance costs	27,275	-
Fair value adjustment relating to warrants	(433,477)	-
Changes in non-cash working capital:
Increase in sundry assets and other receivables	(56,256)	(231,197)
Increase in inventory	(48,266)	(97,821)
Decrease (Increase) in goods in transit	-	22,850
Increase (Decrease) in accounts payable and accrued liabilities	105,148	(415,486)
Decrease (Increase) in deposits and other assets	(157,711)	-
Net Cash provided (used) by Operating Activities	(692,733)	(1,470,001)

Cash Flows from Investing Activities:
Acquisition of mining rights	(701)	(5,640)
Acquisition of property plant and equipment	(15,576)	(283,108)
Net Cash used by Investing Activities	(16,277)	(288,748)

Cash Flows from Financing Activities:
Proceeds (Repayments) of promissory notes	-	(47,222)
Due from (repayment to) related party	(1,687)	250,216
Loan from related party	211,575	-
Loan from non-related party	500,000	-
Capital lease repayment	(75,404)	-
Proceeds from redeemable common stock, net	-	5,286,190
Net Cash Provided By Financing Activities	634,484	5,489,184

Effects of foreign currency exchange rate changes	76,293	716
Net Increase in Cash and Cash Equivalents	1,767	3,731,151
Cash and Cash Equivalents at beginning of the period	437,124	-
Cash and Cash equivalents at end of the period	$438,891	$3,731,151

Supplemental information:
Income tax paid	Nil	Nil
Interest paid	Nil	Nil

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR
THE THREE MONTH PERIOD ENDED JUNE 30, 2011 AND YEAR ENDED MARCH 31, 2010
(Amounts expressed in U.S. Dollars)
(Unaudited)

	Number of common shares	Capital stock	Additional Paid in capital	Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance as at April 1, 2009*	6,000,000	6,000	4,715	(664,073)	(33,871)	(687,229)
Discount on promissory notes			1,404,458			1,404,458
Net loss for the year	-	-	-	(1,177,963)	-	(1,177,963)
Foreign currency translation adjustment	-	-	-		149,268	149,268

Balance as at March 31, 2010	6,000,000	6,000	1,409,173	(1,842,036)	115,397	(311,466)
Private placement of shares	2,089,593	2,090				2,090
Stock for credit facility-AIBC	75,000	75				75
Reverse acquisition adjustment	4,800,500	4,800	(4,800)
Cancellation of common shares	(3,600,500)	(3,600)	3,600			-
Forgiveness of debt by related parties			661,552			661,552
Discount on promissory notes adjusted
due to forgiveness of debt			(261,051)			(261,051)
Premium on convertible promissory note			13,835			13,835
Net loss for the year				(7,254,731)		(7,254,731)
Foreign currency translation					97,915	97,915
Balance as at March 31, 2011	9,364,593	9,365	1,822,309	(9,096,767)	213,312	(7,051,781)
Net loss for the period				(326,606)		(326,606)
Foreign currency translation					66,851	66,851
Balance as at June 30, 2011	9,364,593	9,365	1,822,309	(9,423,373)	280,163	(7,311,536)

*In a reverse merger, the historic stockholders’ deficiency of the accounting acquirer (Minera Licancabur S.A) is retroactively stated for all periods for the equivalent number of shares received in the reverse merger

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Amounts expressed in U.S. Dollars)
(unaudited)

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

The condensed consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended March 31, 2011. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at June 30, 2011 and March 31, 2011, the results of its operations for the three month periods ended June 30, 2011 and June 30, 2010, and its cash flows for the three-month periods ended June 30, 2011 and June 30, 2010. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended June 30, 2011 are not necessarily indicative of results to be expected for the full year.

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
June 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

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

Convertible Promissory Note and Make Good Warrant

Halter Financial Group, L.P. (“HFG”) provided certain advisory services to the Company in connection with the acquisition of Minera and the private placement transaction described above. Pursuant to an advisory agreement that Minera entered into with HFG on April 16, 2009, HFG agreed to (a) advise Minera with regard to its desire to effect a combination transaction with a U.S. domiciled public shell corporation, (b) help Minera identify suitable investment bank(s) to act as placement agent for its contemplated private placement transactions and (c) counsel management on matters related to the operating a U.S. domiciled public company. Under the terms of the advisory agreement, HFG was entitled to receive a cash payment of $450,000 at the closing of the reverse acquisition of Minera. In lieu of such cash payment, HFG agreed to accept a cash payment of $260,000 and a promissory note issued by the Company in the principal amount of $190,000 that accrues simple annual interest at a rate of 3% (the “HFG Note”). The HFG Note is due and payable on the sooner of the closing of our next equity financing (including the receipt of additional funds by the Company from any subsequent closing of the May 12 private placement) or the 180th day following the date of its issuance. In addition, at any time that the HFG Note remains outstanding, it may be converted at HFG’s option into shares of our common stock at a conversion price of $2.78. At the closing, HFG was also issued a “Make Good” warrant, to purchase up to 985,104 shares of the Company’s common stock (the “HFG Make Good Warrant”). The terms of the HFG Make Good Warrant are identical to the terms of the Make Good Warrants issued to the investors in the private placement.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.

As shown in the accompanying financial statements, the Company has a working capital deficit of $3,274,010 and has incurred a deficit of $9,423,373 for the cumulative period to June 30, 2011. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of copper. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

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

3. PROPERTY PLANT AND EQUIPMENT

	June 30, 2011			March 31, 2011
		Accumulated
	Cost	Amortization	Net	Net
	$	$	$	$
Santa Filomena Plant	928,662	-	928,662	911,212
Land-Santa Filomena Plant	53,433	-	53,433	52,428
Ana Maria Plant and equipment	4,640,054	574,577	4,065,477	4,087,184
Machinery under construction	175,984	-	175,984	172,677
Arica leasehold improvement	11,820	-	11,820	11,598
	5,809,953	574,577	5,235,376	5,235,099

Included in property, plant and equipment are amounts relating to capital leases having a cost of $989,727 ($nil in 2010) and accumulated amortization of $33,587 ($nil in 2010). The Santa Filomena Plant is not being amortized as plant is under construction. Amortization for the period amounted to $115,612 ($75,208 in 2010)

4. PROMISSORY NOTES

Promissory notes from related parties payable were unsecured and consisted of the following:

Company	Interest Rate	June 30,	March 31,
		2011	2011
Ivan Vergara	Nil	$237,218	$227,003
Jorge Pizarro	Nil	149,654	143,210
Geominco EIRL	Nil	1,293,469	1,237,770
Total Long Term		$1,680,342	$1,607,983

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

During the year ended March 31, 2011, the promissory note holders forgave $661,552 in debt. The transaction was accounted for as a capital transaction with related parties and the company credited ‘Additional paid in capital’ with $661,552.

In addition, the Company credited additional paid in capital with $13,835 (refer to Note 8 (c))

The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize discounts on promissory notes to related parties for the three month period ended June 30, 2011 in the amount of $80,847 ($78,629 in 2010).

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

5. RELATED PARTY

a) As of June 30, 2011, the Company has loans payable to related parties for $329,112 (2010: $nil). Loan for $104,857 is unsecured, free of interest and is payable on March 31, 2012. The balance loan for $222,247 is unsecured, free of interest and payable on demand.

During the quarter, the Company paid salaries of $7,998 ($19,739 in 2010) to parties that are related to the shareholder of the Company.

During the quarter, related promissory note holders forgave $Nil in debt. (2010: $661,552)

During the quarter, the Company had equipment rental and consulting expenses of $240,751 (2010: $---) to a related party, a party related by virtue of companies under common control.

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

Included in accounts payable and accrued liabilities are amounts owing for services provided by two directors for $42,500 (2010 $nil)

As of June 30, 2011 the Company owes Geominco E.I.R.L., a related party for $1,406,259. This advance is unsecured non-interest bearing and due on demand.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

6. CAPITAL STOCK

Authorized

Preferred Stock; $0.001 par value 10,000,000 shares authorized
Common Stock: $0.001 par value 100,000,000 shares authorized

Issued

Preferred Stock: None issued and outstanding
Common Stock: 9,364,593 common shares (2011: 9,364,593 common shares)

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
June 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

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

The following table summarizes the components of the derivative liabilities as of June 30, 2011 and inception of the instruments:

		Inception
May 2010 Private Placement:	June 30, 2011	May 12, 2010
Investor warrants	$579,866	$1,519,144
Broker warrants	104,374	273,442
Credit facility warrants	-	523,440
Make Good warrants	3,227,172	131,891
Acquisition advisory fees:
Make Good warrants	1,521,396	62,176
Total derivative liabilities	$5,432,808	$2,510,093

The following table summarizes the common shares indexed to the derivative instruments as of June 30, 2011 and inception of the instruments:

		Inception
May 2010 Private Placement:	June 30, 2011	May 12, 2010
Investor warrants	1,044,803	1,044,803
Broker warrants	188,062	188,062
Credit facility warrants	-	360,000
Make Good warrants	1,494,061	47,597
Acquisition advisory fees:
Make Good warrants	704,350	22,438
	3,431,276	1,662,900

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
June 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

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

The Closing warrants included in the May 2010 Private Placement are indexed to 1,044,803 shares of the Company’s common stock and may be exercised until the fourth anniversary of their issuance at an exercise price of $3.61 per share. Pursuant to the Securities Purchase Agreement, the Company also agreed to issue Make Good warrants to investors to purchase up to an aggregate amount of 2,089,593 shares of common stock at an exercise price of $0.01 per share which only become exercisable if the Company does not meet certain financial performance targets in 2011 and 2012. The “make good” provisions established minimum net income thresholds of $14,382,102 and $15,179,687 for the 2011 and 2012 fiscal years, respectively. If, in a given fiscal year 90% of the applicable minimum net income threshold is not met, such aggregate number of Make Good warrants will become exercisable equal to the amount by which our actual net income is less than the applicable financial target, divided by the financial target, and multiplied by 50% of the total warrant shares underlying the warrant agreement. The Closing and Make Good warrants were evaluated under the guidance of ASC 480, Distinguishing Liabilities and Equity for purposes of their classification. Due to the Make Good warrants contingent exercise provisions, they did not meet the definition of “indexed to a Company’s own stock” and were required to be classified as liabilities and measured at inception and an ongoing basis at fair value. The Closing warrants met the definition of “indexed to a Company’s own stock”; however, they did not meet eight conditions for equity classification provided in ASC 815-40 because they have firm registration rights with no economic alternative to registration. The Company is required to assume that cash settlement would be the only alternative to non-filing and effectiveness under the standards. Accordingly, the Closing warrants required liability classification at inception and on an ongoing basis at fair value until the registration rights are fulfilled. In order to estimate the fair value of the warrants the Company was required to develop certain subjective assumptions which are listed in more detail below.

The total basis in the financing was allocated first to derivative instruments, required to be classified as liabilities with the remaining basis being allocated to the common stock.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

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

The Company amortized deferred finance cost by $27,275 during the quarter ended June 30, 2011. Deferred finance costs outstanding as of June 30, 2011 is $ 181,232.

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
June 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

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

The advisory fee expense was determined based upon the fair value of the HFG Note and the HFG Make Good Warrants. In accordance with APB 14, the premium on the HFG Note, representing the difference between the fair value and the face value of the note, was recorded to additional paid in capital..

The following table illustrates the initial allocation:

Initial
Allocation
Convertible Promissory Note	$190,000
Make Good warrants	62,176
Additional paid in capital	13,835
Total	$266,011

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

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

Information and significant assumptions embodied in our warrant valuations (including ranges for certain assumptions) as of June 30, 2011 are illustrated in the following tables:

	Fair value	Closing	Make Good
	hierarchy	Warrants	warrants
Warrants to purchase common
stock:
Stock price (1)	(2)	$2.17	$2.17
Strike price	n/a	$3.61	$0.01
Volatility (2)	(2)
Range of volatilities		49.48% - 86.38%	49.48% - 86.38%
Equivalent volatility		58.09%	58.09%
Term (years) (3)	(3)	2.87	2.87
Risk-free rate (2)	(2)
Range of risk free rates		0.03% -0.81%	0.03% -0.81%
Equivalent risk free rate		0.29%	0.29%
Dividends	n/a	--	--

Fair value hierarchy:

(1)

Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. We used our trading market price as of June 30, 2011 as input into the model which is a Level 1 input.

(2)

Level 2 inputs are inputs other than quoted prices that are observable. The Binomial Lattice model provides for multiple assumptions related to volatility and risk free rate over the remaining term of the warrants. The equivalents or averages of these assumptions are also provided above. We use the current published yields for zero-coupon US Treasury Securities for our risk free rate. We did not have a historical trading history sufficient to develop an internal volatility rate for use in the Binomial Lattice model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

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

The following table summarizes the changes in fair values of our derivative liabilities, which are reflected in income, during the three months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011	2010
May 2010 Private Placement:
Investor warrants	$302,993	$--
Broker warrants	54,538	--
Credit facility warrants	304,200	--
Make Good warrants	(155,124)
Acquisition advisory fees:		--
Make Good warrants	(73,130)	--
Total derivative (expense) income	$433,477	$--

The following represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2011:

Balances at March 31, 2011	$5,866,285
Fair value adjustments	(433,477)
Balances at June 30, 2011	$5,432,808

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

9. SEGMENT INFORMATION

As at June 30, 2011 the Company operated in one reportable segment, being the exploration for and the development of mining rights in the Republic of Chile.

10. CAPITAL MANAGEMENT

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

There were no changes in the Company's approach to capital management during the quarter ended June 30, 2011.

11. INVENTORY

The quantity of material in ore on the leach pad is based on surveyed volumes of mined material. Sampling and assaying determine the estimated amount of copper contained in material delivered to the leach pad. As at June 30, 2011 the amount of copper contained in material delivered to the leach pad is at a level of 1%.Expected copper recovery rates are determined using small-scale laboratory tests, historical trends and other known factors, including mineralogy of the ore and rock type. The ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to over 90 percent depending on several variables, including type of processing, metallurgical processes and mineralogy. As at March 31, 2011 the current ultimate recovery copper has been estimated at 80%.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

12. SUNDRY ASSETS AND OTHER RECEIVABLES

	June 30,2011	March 31,2011
Employee advances	$124,030	$18,220
Deferred rent	159,869	156,865
Deposit for production materials	57,842	104,857
	$341,741	$279,942

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

13. DEPOSITS AND OTHER ASSETS

	June 30, 2011	March 31,2011
Investment in San Daniel	$320,595 $	314,571
Value added taxes (“VAT”)	460,913	433,175
Equipment deposit	329,916	184,545
	$1,111,424	$932,291

Deposits and other assets includes VAT for $460,913 (March 31, 2011: $433,175) as applicable to the laws in Chile, which the Company will apply for refund from the Government of Chile.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

14. LOAN FROM NON RELATED PARTY

During the period ended June 30, 2011, the Company received a loan from a non-related party for $500,000. This loan is free of interest and payable in six monthly equal installments commencing six months from the receipt of loan. The Company will be obligated to pay interest at 10% per annum in the event of default.

15. COMMITMENTS

The company is committed to supply 100MT of cathodes per month to a customer for a period of 12 months for a total of 1,200MT commencing May, 2011. The selling prices are based on London metal prices less 8% commission. Any short supply will be carried forward to next month until the supply of 1,200MT is complete. The Company did not supply any cathodes as of June 30, 2011.

One of the Company's suppliers has filed a legal action claiming that the Company is responsible for the full payment of ordered merchandise in the amount of 141,857,940 Chilean pesos. The Company has paid a deposit of 53,906,017 Chilean pesos on this order, but has neither received the merchandise nor made any further installments. The Company and the supplier have come to a preliminary agreement that allows the supplier to forfeit approximately 50% of the deposit towards the cancellation of the order. Accordingly, the Company recorded a provision for 50% of the deposit during the fiscal quarter ended June 30, 2011.

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

	June 30, 2011		March 31, 2011
	Carrying		Carrying
Assets/Liabilities	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	438,891	438,891	437,124	437,124
Sundry assets and other receivables	$341,741	$341,741	$279,942	$279,942
Accounts payable and accrued liabilities	$1,399,054	$1,399,054	$1,269,259	$1,269,259
Due to related party	$1,406,259	$1,406,259	$1,381,490	$1,381,490

The following table summarizes the components of the derivative liabilities as of June 30, 2011 and inception of the instruments. These financial instruments are measured at fair value at Inception and as of June 30, 2011:

		Inception
May 2010 Private Placement:	June 30, 2011	May 12, 2010
Investor warrants	$579,866	$1,519,144
Broker warrants	104,374	273,442
Credit facility warrants	-	523,440
Make Good warrants	3,227,172	131,891
Acquisition advisory fees:
Make Good warrants	1,521,396	62,176
Total derivative liabilities	$5,432,808	$2,510,093

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in Chile, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties.

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

Overview

We are a mineral extraction company based in the Republic of Chile, with copper as our principal “pay metal.” Our founders, Messrs. Jorge Osvaldo Orellana Orellana and Jorge Fernando Pizarro Arriagada, have scaled the electrowin process in a way that permits the electrowin process to be economically feasible for operation at a traditionally smaller mine and/or tailings sites. Electrowinning is a process in which positive and negative electrodes are placed in an acidic solution containing copper ions, and an electric current passed through the solution causes the copper to be deposited on the negative electrodes so that it can be collected.

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

By reducing unit costs and carefully managing the average source material grade, we estimate that the MINI plant technology will allow us to break even at copper prices as low as US$1.00 per pound, or US$2,205 per metric ton. As of December 5, 2011, copper was trading at $7,939 per metric ton on the LME. As the price of finished copper has increased, however, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. Historically, these producers would not have been interested in raw ore purchases, as they could not generate profits at lower finished copper prices. However the increase in finished copper prices has made third-party purchase attractive for a number of additional producers. While the additional producers entering the market for minerals has not had an affect on the cost of the ore, it has put the miners into a stronger negotiating position on the sales of their ore. As such, the market now demands that producers must purchase the ore by providing payment upon delivery of the ore, as opposed to the historical practice of providing payment following the sale of the finished copper. This shift in market economics has affected our need for working capital substantially, in that we now require approximately $1 million per MINI plant to purchase enough ore to operate at full capacity.

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

The table below summarizes the capacity of each of our current and planned MINI plants

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

To date, the majority of our $5,235,376 in capital expenditures has been used for the construction of our facilities.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended June 30,			% Increase/
	2011	2010		(Decrease)
Net sales	$63,209	-	$	n/a
Cost of sales	341,242	134,474		154%
Gross profit (loss)	(278,033)	(134,474)		(107%	)
Operating expenses:
Impairment of mining rights	701	5,640		(88%	)
Salaries and wages	40,684	115,142		65%
General and administrative expenses	318,659	323,224		(1%	)
Professional fees	13,884	502,891		(97%	)
Total operating expenses	373,928	946,897		(61%	)
Operating loss before the undernoted	(651,961)	(1,081,371)		(40%	)
Other expense-interest	(27,275)	-		n/a
Other expense-derivative financial instrument	433,477	-		n/a
Imputed interest expense	(80,847)	(78,629)		3%
Net Loss	(326,606)	(1,160,000)		(72%	)
Foreign exchange translation adjustment	66,851	(39,316)		270%
Comprehensive loss	$(259,755)	(1,199,316)		$(78%	)

Net sales. We had net sales of $63,209 for the three months ended June 30, 2011, as compared with no net sales for the three months ended June 30, 2010. During the three months ended June 30, 2011, we ran the Ana Maria facility at lower capacities due limited working capital and the change in the purchasing economics for minerals. Our original business plan anticipated that third party mineral would be consigned to us, and that we would be required to pay for the cost of the mineral after the copper had been produced and sold. As the price of finished copper has increased to over the past several years, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. The result has had no artificial effect on the cost of the ore, but it has put the miners in a stronger negotiating position on the sales of their ore. As a result, the market now demands that any producer must purchase the ore by providing payment at the delivery of the ore. This has substantially increased the amount of working capital required to ramp the plants. During the three months ended June 30, 2010, we took the Ana Maria facility off-line in order to increase the overall capacity of the plant. As a result, we reported no revenues during this period.

Cost of sales. Cost of sales includes direct costs associated with the sale of our products. Cost of sales were $341,242 for the three months ended June 30, 2011, as compared with $134,474 for the three months ended June 30, 2010. The increase in cost of sales was mainly due to higher material, labor and other direct costs allocated with production and higher amortization on plant and equipment during the three months ended June 30, 2011. The lower cost reflected during the three months ended June 30, 2010 is due to the fact that we had taken the plant off-line to upgrade the plant and increase its capacity.

Gross profit (loss). Gross profit (loss) is equal to the difference between our net sales and the cost of sales. For the three months ended June 30, 2011, we had a gross loss of $278,033, as compared with a gross loss of $134,474 for the three months ended June 30, 2010. The decrease in gross loss was primarily due to the increase in net sales as discussed above.

Operating expenses. Our operating expenses consist of impairment of mining rights, salaries and wages, general and administrative expenses and professional fees.

     Impairment of mining rights. For the three months ended June 30, 2011, impairment of mining rights was $701, as compared with $5,640 for the three months ended June 30, 2010, a decrease of $4,939. We have expensed mining rights, since we currently have no formal plans to exploit these mining rights. All expenses incurred in relation to mining rights are thus considered period expenses.

     Salaries and wages. Salaries and wages amounted to $40,684 for the three months ended June 30, 2011, as compared to $115,142 for the three months ended June 30, 2010, a decrease of $74,458. The decrease in salaries and wages during the three months ended June 30, 2011 reflects the fact that the Company had limited working capital during the quarter. As a result, the Company limited expenses wherever possible and delayed additional projects in order to minimize costs. The Company applied as much of its limited working capital as possible to revenue generating projects, thereby limiting salaries and wages for the quarter.

     General and administrative expenses. General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. General and administrative expenses for the three months ended June 30, 2011 were $318,659, as compared with $323,224 for the three months ended June 30, 2010. This slight decrease was due to the difference in costs of being a publicly traded Company.

     Professional fees. Professional fees consist of legal fees, accounting fees and other fees associated with our private placement transaction and operations as a public company. For the three months ended June 30, 2011, professional fees were $13,884, as compared with $502,891 for the three months ended June 30, 2010. In May 2010 the Company undertook the private placement transaction and became a public company. This decrease is due to the fact that during the three months ended June 30, 2010 the Company incurred significant expenses associated with this transaction.

Other expense – interest. On May 12, 2010 (during fiscal year 2011), we commenced a private placement of common shares, warrants and make good warrants. The direct financing costs were allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants were recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method, while amounts related to the common stock directly offset the carrying value of the redeemable common stock. For the three months ended June 30, 2011, we amortized deferred finance costs of $27,275, as compared to no deferred finance costs during the three months ended June 30, 2010. The Company commenced the amortization of deferred financing costs from July 1, 2010.

Other expense – derivative financial instrument. For the three months ended June 30, 2011, we recognized an income for derivative financial instrument of $433,477, as compared to no expense or income for derivative financial instrument during the three months ended June 30, 2010. On May 12, 2010, (during fiscal year 2010-2011), we commenced a private placement of common shares, warrants and make good warrants. We valued our derivative financial instruments on inception (May 12, 2010) at fair value for $2,510,093. Derivative financial instruments are initially, and subsequently, measured at fair value and were recorded as liabilities. The fair value of the derivative liabilities was valued at $5,866,285 as of March 31, 2011. The fair value of the derivative financial instruments reduced to $ 5,432,808 as of June 30, 2011. The reduction in fair value resulted in the Company recognizing income for $433,477 in its Income statement.

Imputed interest expense. Imputed interest expense is related to unsecured, no interest promissory notes from related parties. These loans were valued at fair value at inception. We recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Discounts associated with these notes are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. We recognized interest expense to amortize discounts on promissory notes to related parties for the three months ended June 30, 2011 in the amount of $80,847, as compared with $78,629 for the three months ended June 30, 2010.

Net loss. As a result of the cumulative effect of the foregoing factors, we generated a net loss of $326,606 for the three months ended June 30, 2011, as compared to a net loss of $1,160,000 for the three months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011 we had cash and cash equivalents of $438,891 and had a working capital deficit of $3,274,010. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in U.S. dollars)

	Three Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$(692,733)	$(1,470,001)
Net cash provided by (used in) investing activities	(16,277)	(288,748)
Net cash provided by (used in) financing activities	634,484	5,489,184
Effects of Exchange Rate Change in Cash	76,293	716
Net Increase in Cash and Cash Equivalents	1,767	3,731,151
Cash and Cash Equivalents, Beginning	437,124	-
Cash and Cash Equivalent, End	$438,891	$3,731,151

Operating Activities

Net cash used in operating activities was $692,733 for three months ended June 30, 2011, as compared to $1,470,001 net cash used in operating activities for the three months ended June 30, 2010. The decrease in cash used in operating activities is mainly due to the smaller net loss we incurred during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2011 was $16,277, as compared to $288,748 for the three months ended June 30, 2010. This decrease is mainly the result of the Company having limited working capital during the three months ended June 30, 2011 and therefore limiting its acquisition of plant and property and construction of additional plants.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2011 was $634,484, as compared to $5,489,184 for the three months ended June 30, 2010. This decrease is mainly due to the fact that during the three months ended June 30, 2010, the Company undertook the transaction to become a publicly traded company and raised funds in conjunction with this event by issuing common stock. In the quarter ended June 30, 2011, the Company only raised funds through loans.

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

Overall Liquidity and Capital Resources

In May 2010, we determined that potential long-term opportunities of increasing the capacity at the Ana Maria plant outweighed the short-term costs to us of taking the plant off-line. Accordingly, we shut down operations at the Ana Maria facility for a period of approximately three months and increased the facility’s capacity by 50%. As a result, we generated no sales during the three months ended June 30, 2010, which affected our cash flows from operations.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of June 30, 2011, and was effective during the entire quarter ended June 30, 2011.

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

We have not sold any equity securities during the quarter ended June 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

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

Chile Mining Technologies Inc.

Dated: December 9, 2011	/s/ Jorge Osvaldo Orellana Orellana
Jorge Osvaldo Orellana Orellana
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: December 9, 2011	/s/ Ronald Christian Pellegrini Vasquez
Ronald Christian Pellegrini Vasquez
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