Form 10-Q
period 2011-09-30
Chile Mining Technologies Inc.
filed 2011-12-09
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS AS AT SEPTEMBER 30, 2011 AND MARCH 31, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

	September 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalent	352,799	437,124
Sundry assets and other receivables (Note 12)	$483,207	$279,942
Inventory (Note 11)	121,145	95,508
Goods in transit	-	-
	957,151	812,574
DEPOSITS AND OTHER ASSETS (Note 13)	1,012,215	932,291
DEFERRED FINANCING COSTS (Note 8 (b))	153,957	208,507
PROPERTY PLANT AND EQUIPMENT (Note 3)	4,613,790	5,235,099

	$6,737,113	$7,188,471

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,356,313	$1,269,259
Loan from related parties (Note 5)	422,982	104,857
Loan from non related party (Note 14)	500,000	-
Obligation under capital leases	351,980	374,055
Due to related party (Note 5)	1,582,818	1,381,490
Convertible Promissory Note (Note 8 (c))	190,000	190,000

	4,404,093	3,319,661

PROMISSORY NOTES (Note 4)	1,752,701	1,607,983
LONG TERM -OBLIGATION UNDER CAPITAL LEASE	287,813	317,718
DERIVATIVE FINANCIAL INSTRUMENTS (Note 8 (a))	5,091,133	5,866,285

	11,535,740	11,111,647

REDEEMABLE COMMON STOCK (Note 8 (b))	3,128,605	3,128,605
Stockholders’ deficiency
Capital stock (note 6)	9,365	9,365
Additional paid in capital	1,822,309	1,822,309
Deficit	(9,773,231)	(9,096,767)
Accumulated other comprehensive income	14,325	213,312

	(7,927,232)	(7,051,781)

Total liabilities and stockholders’ deficiency	$6,737,113	$7,188,471

Going Concern (Note 1)
Related Party Transactions (Note 5)

Commitments (Note 15)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in U.S. Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2011	2010	2011	2010
	$	$	$	$
Sales	70,729	64,684	133,938	64,684

Cost of sales	258,351	132,316	599,593	266,790

Gross Profit (Loss)	(187,622)	(67,632)	(465,655)	(202,106)
Operating expenses:
Impairment of mining rights (Note 7)	-	1,280	701	6,920
Salaries and wages	34,750	88,563	75,434	203,705
General and administrative	361,368	261,723	680,027	584,947
Professional fees	-	24,438	13,884	527,329
	396,118	376,004	770,046	1,322,901

Operating loss before the undernoted	(583,740)	(443,636)	(1,235,701)	(1,525,007)

Other expense-interest (Note 8(b))	(27,275)	(27,275)	(54,550)	(27,275)

Other income (expense)-Derivative Financial Instrument	341,675	10,672	775,152	10,672

Imputed interest expense (Note 4)	(80,518)	(81,342)	(161,365)	(159,971)

Net Loss for the period	(349,858)	(541,581)	(676,464)	(1,701,581)
Foreign exchange translation adjustment for the period	(265,838)	650,855	(198,987)	611,539

Comprehensive income (loss) for the period	(615,696)	109,274	(875,451)	(1,090,042)

Weighted average number of common shares outstanding	9,364,593	9,364,593	9,364,593	8,336,418
Loss per share – basic and diluted	(0.04)	(0.06)	(0.07)	(0.20)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in U.S. Dollars)
(Unaudited)
For the six months ended September 30,

	2011	2010

Cash Flows from Operating Activities:
Net loss	$(676,464)	$(1,701,581)
Impairment of mining rights	701	6,920
Amortization	208,373	164,488
Imputed interest expense	161,365	159,971
Issue of convertible promissory note for professional services	-	190,000
Warrant derivative liabilities expensed	-	62,176
Amortization of deferred finance costs	54,550	27,275
Fair value adjustment relating to warrants	(775,152)	(10,672)
Changes in non-cash working capital:
Increase in accounts receivables		(64,684)
Increase in sundry assets and other receivables	(249,576)	(525,931)
Increase in inventory	(36,898)	(111,491)
Decrease (Increase) in goods in transit	-	22,850
Increase (Decrease) in accounts payable and accrued liabilities	210,376	(451,490)
Decrease (Increase) in deposits and other assets	(169,123)	-
Net Cash provided (used) by Operating Activities	(1,271,848)	(2,232,169)

Cash Flows from Investing Activities:
Acquisition of mining rights	(701)	(6,920)
Acquisition of property plant and equipment	(14,037)	(1,707,036)
Net Cash used by Investing Activities	(14,738)	(1,713,956)

Cash Flows from Financing Activities:
Proceeds (Repayments) of promissory notes	-	(47,222)
Due from (repayment to) related party	314,016	127,811
Loan from related party	317,061	-
Loan from non-related party	500,000	-
Capital lease increase ( repayment)	(65,128)	201,702
Proceeds from redeemable common stock, net	-	5,286,190
Net Cash Provided By Financing Activities	1,065,949	5,568,481

Effects of foreign currency exchange rate changes	136,312	434,045
Net Increase in Cash and Cash Equivalents	(84,325)	2,056,401
Cash and Cash Equivalents at beginning of the period	437,124	-
Cash and Cash equivalents at end of the period	$352,799	$2,056,401

Supplemental information:
Income tax paid	Nil	Nil
Interest paid	Nil	Nil

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE SIX MONTH PERIOD
ENDED SEPTEMBER 30, 2011 AND YEAR ENDED MARCH 31, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

					Accumulated
	Number of				Other
	common	Capital	Additional Paid		Comprehensive
	shares	stock	in capital	Deficit	Income (loss)	Total
Balance as at April 1, 2009*	6,000,000	6,000	4,715	(664,073)	(33,871)	(687,229)
Discount on promissory notes			1,404,458			1,404,458
Net loss for the year	-	-	-	(1,177,963)	-	(1,177,963)
Foreign currency translation adjustment	-	-	-		149,268	149,268

Balance as at March 31, 2010	6,000,000	6,000	1,409,173	(1,842,036)	115,397	(311,466)
Private placement of shares	2,089,593	2,090				2,090
Stock for credit facility-AIBC	75,000	75				75
Reverse acquisition adjustment	4,800,500	4,800	(4,800)
Cancellation of common shares	(3,600,500)	(3,600)	3,600			-
Forgiveness of debt by related parties			661,552			661,552
Discount on promissory notes adjusted due to forgiveness of debt			(261,051)			(261,051)
Premium on convertible promissory note			13,835			13,835
Net loss for the year				(7,254,731)		(7,254,731)
Foreign currency translation					97,915	97,915
Balance as at March 31, 2011	9,364,593	9,365	1,822,309	(9,096,767)	213,312	(7,051,781)
Net loss for the period				(676,464)		(676,464)
Foreign currency translation					(198,987)	(198,987)
Balance as at September 30, 2011	9,364,593	9,365	1,822,309	(9,773,231)	14,325	(7,927,232)

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
SEPTEMBER 30, 2011
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

The condensed consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended March 31, 2011. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2011 and March 31, 2011, the results of its operations for the three and six month periods ended September 30, 2011 and September 30, 2010, and its cash flows for the three and six month periods ended September 30, 2011 and September 30, 2010. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three and six month period ended September 30, 2011 are not necessarily indicative of results to be expected for the full year.

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
SEPTEMBER 30, 2011
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

As shown in the accompanying financial statements, the Company has a working capital deficit of $3,446,942 and has incurred a deficit of $9,773,231 for the cumulative period to September 30, 2011. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of copper. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

3.	PROPERTY PLANT AND EQUIPMENT

	September 30, 2011			March 31, 2011
		Accumulated
	Cost	Amortization	Net	Net
	$	$	$	$
Santa Filomena Plant	892,811	-	892,811	911,212
Land-Santa Filomena Plant	48,152	-	48,152	52,428
Ana Maria Plant and equipment	4,125,561	622,032	3,503,529	4,087,184
Machinery under construction	158,592	-	158,592	172,677
Arica leasehold improvement	10,705	-	10,705	11,598
	5,235,821	622,032	4,613,790	5,235,099

Property Plant and Equipment is translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The Santa Filomena Plant is not being amortized as plant is under construction. Amortization for the six month period amounted to $208,373 ($164,488 in 2010)

4.	PROMISSORY NOTES

Promissory notes from related parties payable were unsecured and consisted of the following:

Company	Interest Rate	September 30,	March 31,
		2011	2011
Ivan Vergara	Nil	$247,433	$227,003
Jorge Pizarro	Nil	156,098	143,210
Geominco EIRL	Nil	1,349,170	1,237,770
Total Long Term		$1,752,701	$1,607,983

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

In addition, the Company credited additional paid in capital with $13,835 (refer to Note 8 (c))

The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize discounts on promissory notes to related parties for the six month period ended September 30, 2011 in the amount of $161,365 ($159,971 in 2010).

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

5.	RELATED PARTY

a) As of September 30, 2011, the Company has loans payable to related parties for $422,982 (2010: $nil). Loan for $143,687 is unsecured, free of interest and is payable on March 31, 2012. The balance loan for $279,295 is unsecured, free of interest and payable on demand.

During the quarter, the Company paid salaries of $8,029 ($9,836 in 2010) to parties that are related to the shareholder of the Company.

During the quarter, the Company had equipment rental and consulting expenses of $253,708 (2010: $311,702) to a related party, a party related by virtue of companies under common control.

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

Included in accounts payable and accrued liabilities are amounts owing for services provided by two directors for $42,500 (2010 $nil)

As of September 30, 2011 the Company owes Geominco E.I.R.L., a related party for $1,582,818. This advance is unsecured non-interest bearing and due on demand.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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
SEPTEMBER 30, 2011
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

The following table summarizes the components of the derivative liabilities as of September 30, 2011 and March 31, 2011::

May 2010 Private Placement:	September 30, 2011	March 31, 2011
Investor warrants	$607,031	$882,859
Broker warrants	109,264	158,912
Credit facility warrants	-	304,200
Make Good warrants	2,973,181	3,072,048
Acquisition advisory fees:
Make Good warrants	1,401,657	1,448,266
Total derivative liabilities	$5,091,133	$5,866,285

The following table summarizes the common shares indexed to the derivative instruments as of September 30, 2011 and March 31, 2011:

May 2010 Private Placement:	September 30, 2011	March 31, 2011
Investor warrants	1,044,803	1,044,803
Broker warrants	188,062	188,062
Credit facility warrants	-	360,000
Make Good warrants	1,494,061	1,186,119
Acquisition advisory fees:
Make Good warrants	704,350	559,176
	3,431,276	3,338,160

Since the number of common shares indexed to the Make Good warrants is dependent on the number of warrants that will vest based on the achievement of certain performance conditions, the number of shares of common stock indexed to the warrants was determined using probability-weighted outcomes based on management’s best estimate of the probability of achievement of certain net income thresholds. The performance condition required for 2011 was a minimum net income threshold amount of $14,382,102. Make Good warrants indexed to 1,537,349 shares of common stock vested as of March 31, 2011 when the Company did not meet the 2011 performance condition. The Company continue to estimate the probability of achievement of 2012 performance conditions when estimating the total number of shares of common stock indexed to the Make Good warrants.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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
SEPTEMBER 30, 2011
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

The Company amortized deferred finance cost by $27,275 during the quarter ended September 30, 2011. Deferred finance costs outstanding as of September 30, 2011 is $ 153,957.

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
SEPTEMBER 30, 2011
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
SEPTEMBER 30, 2011
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

Information and significant assumptions embodied in our warrant valuations (including ranges for certain assumptions) as of September 30, 2011 are illustrated in the following tables:

	Fair value	Closing	Make Good
	hierarchy	Warrants	warrants
Warrants to purchase common stock:
Stock price (1)	(2)	$2.00	$2.00
Strike price	n/a	$3.61	$0.01
Volatility (2)	(2)
Range of volatilities		62.77% - 99.65%	62.77% - 99.65%
Equivalent volatility		73.32%	73.32%
Term (years) (3)	(3)	2.62	2.62
Risk-free rate (2)	(2)
Range of risk free rates		0.02% -0.42%	0.02% -0.42%
Equivalent risk free rate		0.15%	0.15%
Dividends	n/a	--	--

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

The following table summarizes the changes in fair values of our derivative liabilities, which are reflected in income, during the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011	2010
May 2010 Private Placement:
Investor warrants	$(27,165)	$223,588
Broker warrants	(4,890)	40,245
Credit facility warrants	-	77,040
Make Good warrants	253,991	(224,405)
Acquisition advisory fees:		--
Make Good warrants	119,739	(105,796)
Total derivative (expense) income	$341,675	$10,672

The following represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended September 30, 2011:

Balances at March 31, 2011	$5,866,285
Fair value adjustments	(433,477)
Balances at June 30, 2011	$5,432,808
Fair value adjustments	(341,675)
Balance at September 30, 2011	$5,091,133

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

9.	SEGMENT INFORMATION

As at September 30, 2011 the Company operated in one reportable segment, being the exploration for and the development of mining rights in the Republic of Chile.

10.	CAPITAL MANAGEMENT

The Company manages its capital structure and makes adjustments to it, based on the funds available to the Company, in order to maintain its daily operations. The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Company’s management to sustain the future development of the business.

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

There were no changes in the Company’s approach to capital management during the quarter ended September 30, 2011.

11.	INVENTORY

The quantity of material in ore on the leach pad is based on surveyed volumes of mined material. Sampling and assaying determine the estimated amount of copper contained in material delivered to the leach pad. As at June 30, 2011 the amount of copper contained in material delivered to the leach pad is at a level of 1%.Expected copper recovery rates are determined using small-scale laboratory tests, historical trends and other known factors, including mineralogy of the ore and rock type. The ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to over 90 percent depending on several variables, including type of processing, metallurgical processes and mineralogy. As at September 30, 2011 the current ultimate recovery copper has been estimated at 80%.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

12.	SUNDRY ASSETS AND OTHER RECEIVABLES

	September 30,2011	March 31,2011
Employee advances	$191,503	$18,220
Deferred rent	144,070	156,865
Deposit for production materials	147,634	104,857
	$483,207	$279,942

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

13.	DEPOSITS AND OTHER ASSETS

	September 30, 2011	March 31,2011
Investment in San Daniel	$288,911	$314,571
Value added taxes (“VAT”)	425,992	433,175
Equipment deposit	297,312	184,545
	$1,012,215	$932,291

Deposits and other assets includes VAT for $425,992 (March 31, 2011: $433,175) as applicable to the laws in Chile, which the Company will apply for refund from the Government of Chile.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

14.	LOAN FROM NON RELATED PARTY

During the quarter ended June 30, 2011, the Company received a loan from a non-related party for $500,000. This loan is free of interest and payable in six monthly equal installments commencing six months after the receipt of loan. The Company will be obligated to pay interest at 10% per annum in the event of default.

15.	COMMITMENTS

The company is committed to supply 100MT of cathodes per month to a customer for a period of 12 months for a total of 1,200MT commencing May, 2011. The selling prices are based on London metal prices less 8% commission. Any short supply will be carried forward to next month until the supply of 1,200MT is complete. The Company did not supply any cathodes as of September 30, 2011.

One of the Company’s suppliers has filed a legal action claiming that the Company is responsible for the full payment of ordered merchandise in the amount of 141,857,940 Chilean pesos. The Company has paid a deposit of 53,906,017 Chilean pesos on this order, but has neither received the merchandise nor made any further installments. The Company and the supplier have come to a preliminary agreement that allows the supplier to forfeit approximately 50% of the deposit towards the cancellation of the order. Accordingly, the Company recorded a provision for 50% of the deposit during the fiscal quarter ended June 30, 2011.
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

	September 30, 2011		March 31, 2011
	Carrying		Carrying
Assets/Liabilities	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	405,210	405,210	437,124	437,124
Sundry assets and other receivables	$483,207	$483,207	$279,942	$279,942
Accounts payable and accrued liabilities	$1,356,313	$1,356,313	$1,269,259	$1,269,259
Due to related party	$1,582,818	$1,582,818	$1,381,490	$1,381,490

The following table summarizes the components of the derivative liabilities as of September 30, 2011 and inception of the instruments. These financial instruments are measured at fair value at Inception and as of September 30, 2011:

		Inception
May 2010 Private Placement:	September 30, 2011	May 12, 2010
Investor warrants	$607,031	$1,519,144
Broker warrants	109,264	273,442
Credit facility warrants	-	523,440
Make Good warrants	2,973,181	131,891
Acquisition advisory fees:
Make Good warrants	1,401,657	62,176
Total derivative liabilities	$5,091,133	$2,510,093

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

The table below summarizes the capacity of each of our current and planned MINI plants.

District	Plant	Initial Production	Initial Capacity/Year
PHASE 1
Matancilla	Ana Maria	Operating	1,500 MT(1)
Salamanca	Santa Filomena	1st Quarter 2012	1,500 MT
Arica	Navidad	1st Quarter 2013	1,500 MT
Combarbala	Gabriella	4th Quarter 2013	1,500 MT
Panucillo	Panucillo	4th Quarter 2013	1,500 MT
TOTAL			7,500 MT
PHASE 2
Camisa	Camisa	TBD	1,500 MT
Chincolco	Jakeline	TBD	1,500 MT
Cerrado	Cerrado	TBD	1,500 MT
Cabildo	Jaqueline	TBD	1,500 MT
TOTAL			13,500 MT

(1) Since we commenced operations at the Ana Maria plant, total annual capacity has been increased to 2,225 metric tons.

To date, the majority of our $4,613,790 in capital expenditures has been used for the construction of our facilities.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage increase/decrease over prior year numbers for the periods indicated in dollars. The financial data for the three months ended September 30, 2011 reflects the second quarter of Fiscal Year 2012, while the financial data for the same period in 2010 reflects the second quarter of Fiscal Year 2011.

	Three Months Ended Sept 30,		% Increase/
	2011	2010	(Decrease)
Net sales	$70,729	64,684	$9%
Cost of sales	258,351	132,316	95%
Gross profit (loss)	(187,622)	(67,632)	177%
Operating expenses:
Impairment of mining rights	-	1,280	n/a
Salaries and wages	34,750	88,563	(61%	)
General and administrative expenses	361,368	261,723	38%
Professional fees	-	24,438	n/a
Total operating expenses	396,118	376,004	5%
Operating loss before the undernoted	(583,740)	(443,636)	32%
Other expense-interest	(27,275)	(27,275)	0%
Other expense-derivative financial instrument	341,675	10,672	3,102%
Imputed interest expense	(80,518)	(81,342)	(1%	)
Net Loss	(349,858)	(541,581)	(35%	)
Foreign exchange translation adjustment	(265,838)	650,855	(141%	)
Comprehensive loss	$(615,696)	109,274	$(663%	)

Net Sales. We had net sales of $70,729 for the three months ended September 30, 2011, as compared with net sales of $64,684 for the three months ended September 30, 2010. During the three months ended September 30, 2011, we ran the Ana Maria facility at lower capacities due to the increased price of minerals and a limited amount of working capital. Our original business plan anticipated that third party mineral would be consigned to us, and that we would be required to pay for the cost of the mineral after their copper had been produced and sold. As the price of finished copper has increased to over $4.00 per pound during the year, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. The result has had no artificial affect on the cost of the ore, but it has put the miners into a stronger negotiating position on the sales of their ore. As a result, the market now demands that any producer must purchase the ore by providing payment at the delivery of the ore. This has substantially increased the amount of working capital required to ramp the plants.

The Ana Maria plant also ran at a lower capacity for the 3 months ended September 30, 2010. The Ana Maria plant was taken off-line the first week of May 2010 in order to increase the capacity of this facility. As a result, the total capacity of the Ana Maria plant went from 120 MT/month to 180 MT/month, effectively increasing its capacity by 50%. We resumed operations at the plant with the additional capacity in place in August 2010 and began ramping operations at this time. As a result, the Company had revenues of $64,684 for the three months ended September 30, 2010.

Cost of Sales. Cost of sales includes direct costs associated with the sale of our products. Cost of sales was $2,58,351 for the three months ended September 30, 2011, as compared with $132,316 for the three months ended September 30, 2010. The increase in cost of sales was mainly due to higher material, labor and other direct costs allocated with production and higher amortization on plant and equipment for the three months ended September 30, 2011. In addition, the lower cost reflected for the same period in 2010 is due to the fact that we were in production for only part of the quarter.

Gross Profit (Loss). Gross profit (loss) is equal to the difference between our net sales and the cost of sales. For the three months ended September 30, 2011, we had a gross loss of $187,622, as compared with a gross loss of $67,632 for the three months ended September 30, 2010. The increase in gross loss was primarily due to the increase of cost of sales as discussed above.

Operating Expenses. Our operating expenses consist of impairment of mining rights, salaries and wages, general and administrative expenses and professional fees.

Impairment of Mining Rights. For the three months ended September 30, 2011, we had no impairment of mining rights, as compared with $1,280 for the three months ended September 30, 2010. We have expensed mining rights, since we currently have no formal plans to exploit these mining rights.

Salaries and Wages. Salaries and wages amounted to $34,750 for the three months ended September 30, 2011, as compared to $88,563 for the three months ended September 30, 2010, a decrease of $53,813. As the price of ore remained high during the year, we encountered working capital challenges and were forced to limit its overhead costs. With limited production, we worked hard to minimize salaries and wages during the period.

General and Administrative Expenses. General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. General and administrative expenses for the three months ended September 30, 2011 were $361,368, as compared with $261,723 for the three months ended September 30, 2010. The increase was primarily due to the increased costs of being a publicly traded company and the required costs to support the Company’s sites and projects. Since the Ana Maria plant was taken off-line for a portion of the September 30, 2010 quarter, we incurred fewer general and administrative expenses at that time.

Professional Fees. Professional fees consist of legal fees, accounting fees and other fees associated with our private placement transaction and operations as a public company. For the three months ended September 30, 2011, we incurred no professional fees, as compared with $24,438 for the three months ended September 30, 2010. The decrease was due to our limiting outside contractors for the quarter ended September 30, 2011 due to our limited working capital available.

Other Expenses

Other Expense – Interest. On May 12, 2010 (during fiscal year 2011), we commenced a private placement of common shares, warrants and make good warrants. The direct financing costs were allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants were recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method, while amounts related to the common stock directly offset the carrying value of the redeemable common stock. For the three months ended September 30, 2011, we amortized deferred finance costs of $27,275, which resulted in no change from the three months ended September 30, 2010.

Other Income – Derivative Financial Instrument. For the three months ended September 30, 2011, we recognized other income for derivative financial instrument of $341,675, as compared to $10,672 for derivative financial instrument during the three months ended September 30, 2010. On May 12, 2010, (during fiscal year 2011), we commenced a private placement of common shares, warrants and make good warrants. We valued our derivative financial instruments on inception (May 12, 2010) at fair value for $2,510,093. Derivative financial instruments are initially, and subsequently, measured at fair value and were recorded as liabilities. The fair value of the derivative financial instrument was valued at $5,432,808 as of June 30, 2011. The fair value of the derivative financial instruments reduced to $5,091,133 as of September 30, 2011. The reduction in fair value resulted in the Company recognizing income for $341,675 in its Income statement.

Imputed Interest Expense. Imputed interest expense is related to unsecured, no interest promissory notes from related parties. These loans were valued at fair value at inception. We recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Discounts associated with these notes are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. We recognized interest expense to amortize discounts on promissory notes to related parties for the three months ended September 30, 2011 in the amount of $80,518, as compared with $81,342 for the three months ended September 30, 2010.

Net Loss. As a result of the cumulative effect of the foregoing factors, we generated a net loss of $349,858 for the three months ended September 30, 2011, as compared to a net loss of $541,581 for the three months ended September 30, 2010.

Comparison of the Six Months Ended September 30, 2011 and 2010

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage increase/decrease over prior year numbers for the periods indicated in dollars. The financial data for the six months ended September 30, 2011 reflect the first and second quarters of Fiscal Year 2012, while the financial data for the same period in 2009 reflect the first and second quarters of Fiscal Year 2011.

	Six Months Ended
	September 30,		% Increase
	2011	2010	/
	Amount	Amount	Decrease
Net sales	$133,938	$64,684	107%

Cost of sales	$599,593	$266,790	125%

Gross profit	$(465,655)	$(202,106)	130%

Operating expenses
Impairment of mining rights	$701	$6,920	(90%	)
Salaries and wages	$75,434	$203,705	(63%	)
General and admin expenses	$680,027	$584,947	16%
Professional fees	$13,884	$527,329	(97%	)

Total operating expenses	$770,046	$1,322,901	(42%	)

Operating loss before the undernoted	$(1,235,701)	$(1,525,007)	(19%	)
Other expense-interest	$(54,550)	$(27,275)	100%
Other income (expense)-Derivative Financial Instrument	$775,152	$10,672	7,163%
Imputed Interest Expense	$(161,365)	$(159,971)	1%

Net loss for the period	$(676,464)	$(1,701,581)	(60%	)
Foreign exchange translation adjustment for the period	$(198,987)	$611,539	(133%	)

Comprehensive loss for the year	$(875,451)	$(1,090,042)	(20%	)

Net Sales. The Company had revenues of $133,938 for the six months ended September 30, 2011 as compared with $64,684 for the six months ended September 30, 2010. During the three months ended September 30, 2011, we ran the Ana Maria facility at lower capacities due to the increased price of minerals and a limited amount of working capital. Our original business plan anticipated that third party mineral would be consigned to us, and that we would be required to pay for the cost of the mineral after their copper had been produced and sold. As the price of finished copper has increased to over $4.00 per pound during the year, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. The result has had no artificial affect on the cost of the ore, but it has put the miners into a stronger negotiating position on the sales of their ore. As a result, the market now demands that any producer must purchase the ore by providing payment at the delivery of the ore. This has substantially increased the amount of working capital required to ramp the plants.

In addition, the Ana Maria plant was taken off-line the first week of May 2010 in order to increase the capacity of this facility. As a result, the total capacity of the Ana Maria plant went from 120 MT/month to 180 MT/month, effectively increasing its capacity by 50%. We resumed operations at the plant with the additional capacity in place in August 2010 and as a result, the Company had limited revenues during the six months ended September 30, 2010.

Cost of Sales. Cost of sales includes direct costs associated with the sale of the product. The Company incurred cost of sales of $599,593 for the six months ended September 30, 2011, as compared with $266,790 for the year ago same period ending September 30, 2010. The increase in cost of sales was mainly due to higher material, labor and other direct costs allocated with production and higher amortization on plant and equipment for the six months ended September 30, 2011. In addition, the lower cost reflected for the same period in 2010 is due to the fact that we were in production for only part of this period.

Gross Profit (loss). Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. In the six months ended September 30, 2011, gross loss was $465,655 as compared with $202,106 for the six months ended September 30, 2010. The increase in gross loss was primarily due to the increase in cost of sales discussed above.

Operating Expenses. Our operating expenses primarily consist of salaries and wages, general and administrative expenses and professional fees. As we continue to ramp up our extraction activities, we will begin to incur material operating costs

Impairment of Mining Rights. For the six months ended September 30, 2011, we had impairment of mining rights of $701, as compared with $6,920 for the six months ended September 30, 2010. We have expensed mining rights, since we currently have no formal plans to exploit these mining rights.

Salaries and Wages. For the six months ended September 30, 2011, salaries and wages were $75,434 as compared to $203,705 for the six months ended September 30, 2010. As the price of ore remained high during the year, we encountered working capital challenges and were forced to limit its overhead costs. With limited production, we worked hard to minimize salaries and wages during the period.

General and Administrative Expenses. General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. We expect most components of our general and administrative expenses will increase as our business grows and as we incur increased costs as a public company. General and administrative expenses for the six months ended September 30, 2011 were $680,027 as compared with $584,947 for the same period in 2010. The increase was primarily due to the increased costs of being a publicly traded company and the required costs to support the Company’s sites and projects. Since the Ana Maria plant was taken off-line for a portion of the six months ended September 30, 2010, we incurred fewer general and administrative expenses at that time.

Professional Fees. Professional fees consist of legal fees, accounting fees and other fees associated with our private placement transaction and operating as a public company. For the six months ended September 30, 2011, professional fees were $13,884, as compared to $527,329 for the six months ended September 30, 2010. This significant decrease is due to the fact that we incurred professional fees and expenses related to undertaking the private placement transaction and becoming a public company in May 2010.

Other Expenses

Other expense – interest. Interest expense for the six months ended September 30, 2011 was $54,550, as compared to $27,275 for the six months ended September 30, 2010, which represents the amortization of deferred finance costs (refer to note 8(b) to the financial statements). The Company commenced the amortization of deferred financing costs from July 1, 2010.

Other income-Derivative Financial Instrument. For the six months ended September 30, 2011, we recognized other income for derivative financial instrument of $775,152, as compared to $10,672 for derivative financial instrument during the six months ended September 30, 2010. On May 12, 2010, (during fiscal year 2011), we commenced a private placement of common shares, warrants and make good warrants. We valued our derivative financial instruments on inception (May 12, 2010) at fair value for $2,510,093. Derivative financial instruments are initially, and subsequently, measured at fair value and were recorded as liabilities. The fair value of the derivative financial instrument was valued at $5,866,285 as of March 31, 2011. The fair value of the derivative financial instruments reduced to $5,091,133 as of September 30, 2011. The reduction in fair value resulted in the Company recognizing income for $775,152 in its Income statement for the six months ended September 30, 2011.

Imputed Interest Expense. Interest expense relating to initial recognition of long term non-interest bearing loans to related parties for the six months ended September 30, 2011 was $161,365 as compared to $159,971 for the six months ended September 30, 2010. This relates to the valuation of promissory notes valued at fair market value at inception. These long term promissory loans do not bear interest and had a maturity date of March 31, 2013. The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period

Net Loss. Net loss decreased to $676,464 for the six months ended September 30, 2011 from a net loss of $1,701,581 for the same period last year, mainly as a result of the reasons as stated above.

Liquidity and Capital Resources

As of September 30, 2011 we had cash and cash equivalents of $352,799 and had a working capital deficit of $3,446,942. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in U.S. dollars)

	Six Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$(1,271,848)	$(2,232,169)
Net cash provided by (used in) investing activities	(14,738)	(1,713,956)
Net cash provided by (used in) financing activities	1,065,949	5,568,481
Effects of Exchange Rate Change in Cash	136,312	434,045
Net Increase in Cash and Cash Equivalents	(84,325)	2,065,401
Cash and Cash Equivalents, Beginning	437,124	-
Cash and Cash Equivalent, End	$352,799	$2,065,401

Operating Activities

Net cash used in operating activities was $1,271,848 for the six months ended September 30, 2011 as compared to $2,232,169 net cash used in operating activities for the six months ended September 30, 2010. The decrease in cash used in operating activities is mainly due to the Company’s smaller net loss for the period.

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2011 was $14,738, as compared to $1,713,956 for the six months ended September 30, 2010. This decrease is mainly the result of the Company conserving working capital and limiting its capital investment in the first six months ended September 30, 2011. The increased cash used in investing activities for the six months ended September 30, 2010 was the result of the acquisition of plant and property to continue construction of the second MINI plant facility at the Salamanca site and to develop the Navidad project.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2011 was $1,065,949, as compared to $5,568,481 for the six months ended September 30, 2010. This decrease was primarily due to a decrease in proceeds from common stock in 2011 as compared to 2010.

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

Overall Liquidity and Capital Resources

In May 2010, we determined that potential long-term opportunities of increasing the capacity at the Ana Maria plant outweighed the short-term costs to us of taking the plant off-line. Accordingly, we shut down operations at the Ana Maria facility for a period of approximately three months and increased the facility’s capacity by 50%. As a result, we generated only $64,684 in net sales for the six months ended September 30, 2010, which affected our cash flows from operations.

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

  Foreign Currency Translation. We use the “Current rate method” to translate our financial statements from Chilean Pesos into U.S. Dollars. The assets and liabilities of the Company, except for the capital, are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The capital is translated at the historical rate. Adjustments resulting from the translation of our balance sheets into U.S. Dollars are recorded in stockholders’ equity as part of accumulated comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issue of share and payment of dividends which are translated at the historical rates. Due to the use of different rates for translation, the figures in the statement of changes in cash flows may not agree with the differences between the year end balances as shown in the balance sheets.

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

  Comprehensive income. We have chosen to report comprehensive income in the statements of changes in stockholders’ deficiency. Comprehensive income comprised net income and all changes to stockholders’ deficiency except those due to investments by owners and distributions to owners.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of September 30, 2011, and was effective during the entire quarter ended September 30, 2011.

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

We have not sold any equity securities during the quarter ended September 30, 2011.

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