Form 10-Q
period 2011-12-31
Chile Mining Technologies Inc.
filed 2012-02-21
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 20, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,062,275

PART I
FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

CHILE MINING TECHNOLOGIES INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2011 AND MARCH 31, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

	December 31,	March 31,
	2011	2011
	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalent	-	437,124
Sundry assets and other receivables (Note 12)	$344,819	$279,942
Inventory (Note 11)	148,209	95,508
Goods in transit	-	-
	493,028	812,574
DEPOSITS AND OTHER ASSETS (Note 13)	641,539	932,291
DEFERRED FINANCING COSTS (Note 8 (b))	126,682	208,507
PROPERTY PLANT AND EQUIPMENT (Note 3)	4,489,976	5,235,099

	$5,751,225	$7,188,471

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,262,065	$1,269,259
Loan from related parties (Note 5)	321,247	104,857
Loan from non related party (Note 14)	500,000	-
Obligation under capital leases	195,460	374,055
Due to related party (Note 5)	1,521,234	1,381,490
Convertible Promissory Note (Note 8 (c))	190,000	190,000

	3,990,006	3,319,661

PROMISSORY NOTES (Note 4)	1,825,060	1,607,983
LONG TERM -OBLIGATION UNDER CAPITAL LEASE	243,540	317,718
DERIVATIVE FINANCIAL INSTRUMENTS (Note 8 (a))	6,834,944	5,866,285

	12,893,550	11,111,647

REDEEMABLE COMMON STOCK (Note 8 (b))	3,128,605	3,128,605
Stockholders’ deficiency
Capital stock (note 6)	9,365	9,365
Additional paid in capital	1,822,309	1,822,309
Deficit	(12,101,804)	(9,096,767)
Accumulated other comprehensive income	(800)	213,312

	(10,270,930)	(7,051,781)

Total liabilities and stockholders’ deficiency	$5,751,225	$7,188,471

Going Concern (Note 1)
Related Party Transactions (Note 5)
Commitments (Note 15)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in U.S. Dollars)
(Unaudited)

	For the three months		For the nine months
	ended		ended
	December 31,		December 31,
	2011	2010	2011	2010
	$	$	$	$
Sales	159,954	31,486	293,892	96,170

Cost of sales	347,275	129,137	946,868	395,927

Gross Profit (Loss)	(187,321)	(97,651)	(652,976)	(299,757)
Operating expenses:
Impairment of mining rights (Note 7)	-	30,465	701	37,385
Salaries and wages	20,776	117,155	96,210	320,860
General and administrative	248,584	183,418	928,611	768,365
Professional fees	26,988	83,860	40,872	611,189
	296,348	414,898	1,066,394	1,737,799

Operating loss before the undernoted	(483,669)	(512,549)	(1,719,370)	(2,037,556)

Other expense-interest (Note 8(b))	(27,275)	(27,275)	(81,825)	(54,550)

Other income (expense)-Derivative Financial Instrument	(1,743,811)	(426,039)	(968,659)	(415,367)

Imputed interest expense (Note 4)	(73,818)	(86,385)	(235,183)	(246,356)

Net Loss for the period	(2,328,573)	(1,052,248)	(3,005,037)	(2,753,829)
Foreign exchange translation adjustment for the period	(15,125)	98,673	(214,112)	710,212

Comprehensive income (loss) for the period	(2,343,698)	(953,575)	(3,219,149)	(2,043,617)

Weighted average number of common shares outstanding	9,364,593	9,364,593	9,364,593	8,681,645
Loss per share – basic and diluted	(0.25)	(0.11)	(0.34)	(0.32)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in U.S. Dollars)
(Unaudited)
For the nine months ended December 31,

	2011	2010

Cash Flows from Operating Activities:
Net loss	$(3,005,037)	$(2,753,829)
Impairment of mining rights	701	37,385
Amortization	311,198	257,748
Imputed interest expense	235,183	246,356
Issue of convertible promissory note for professional services	-	190,000
Warrant derivative liabilities expensed	-	62,176
Amortization of deferred finance costs	81,825	54,550
Fair value adjustment relating to warrants	968,659	415,367
Changes in non-cash working capital:
Increase in sundry assets and other receivables	(95,689)	(442,801)
Increase in inventory	(65,573)	(132,725)
Decrease in goods in transit	-	22,850
Increase (Decrease) in accounts payable and accrued liabilities	80,618	(690,332)
Decrease in deposits and other assets	230,223	-
Net Cash (used) by Operating Activities	(1,257,892)	(2,733,255)

Cash Flows from Investing Activities:
Acquisition of mining rights	(701)	(37,385)
Acquisition of property plant and equipment	(13,976)	(3,480,448)
Net Cash used by Investing Activities	(14,677)	(3,517,833)

Cash Flows from Financing Activities:
(Repayments) of promissory notes	-	(47,222)
Due from related party	257,955	329,400
Loan from related party	215,787	-
Loan from non-related party	500,000	-
Capital lease increase ( repayment)	(276,576)	989,990
Proceeds from redeemable common stock, net	-	5,286,190
Net Cash Provided By Financing Activities	697,166	6,558,358

Effects of foreign currency exchange rate changes	138,279	451,751
Net Increase (Decrease) in Cash and Cash Equivalents	(437,124)	759,021
Cash and Cash Equivalents at beginning of the period	437,124	-
Cash and Cash equivalents at end of the period	$-	$759,021

Supplemental information:
Income tax paid	Nil	Nil
Interest paid	Nil	Nil

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE NINE MONTHS
ENDED DECEMBER 31, 2011 AND YEAR ENDED MARCH 31, 2011
(Amounts expressed in U.S. Dollars)
(Unaudited)

					Accumulated
	Number of				Other
	common	Capital	Additional Paid		Comprehensive
	shares	stock	in capital	Deficit	Income (loss)	Total
Balance as at April 1, 2009*	6,000,000	6,000	4,715	(664,073)	(33,871)	(687,229)
Discount on promissory notes			1,404,458			1,404,458
Net loss for the year	-	-	-	(1,177,963)	-	(1,177,963)
Foreign currency translation adjustment	-	-	-		149,268	149,268

Balance as at March 31, 2010	6,000,000	6,000	1,409,173	(1,842,036)	115,397	(311,466)
Private placement of shares	2,089,593	2,090				2,090
Stock for credit facility-AIBC	75,000	75				75
Reverse acquisition adjustment	4,800,500	4,800	(4,800)			-
Cancellation of common shares	(3,600,500)	(3,600)	3,600			-
Forgiveness of debt by related parties			661,552			661,552
Discount on promissory notes adjusted due to forgiveness of debt			(261,051)			(261,051)
Premium on convertible promissory note			13,835			13,835
Net loss for the year				(7,254,731)		(7,254,731)
Foreign currency translation					97,915	97,915
Balance as at March 31, 2011	9,364,593	9,365	1,822,309	(9,096,767)	213,312	(7,051,781)
Net loss for the period				(3,005,037)		(3,005,037)
Foreign currency translation					(214,112)	(214,112)
Balance as at December 31, 2011	9,364,593	9,365	1,822,309	(12,101,804)	(800)	(10,270,930)
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
DECEMBER 31, 2011
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

The condensed consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended March 31, 2011. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at December 31, 2011 and March 31, 2011, the results of its operations for the three and nine month periods ended December 31, 2011 and December 31, 2010, and its cash flows for the nine month periods ended December 31, 2011.. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three and nine month period ended December 31, 2011 are not necessarily indicative of results to be expected for the full year.

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
DECEMBER 31, 2011
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

As shown in the accompanying financial statements, the Company has a working capital deficit of $3,496,978 and has incurred a deficit of $12,101,804 for the cumulative period to December 31, 2011. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of copper. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

3. PROPERTY PLANT AND EQUIPMENT

	December 31, 2011			March 31, 2011
		Accumulated
	Cost	Amortization	Net	Net

Santa Filomena Plant	$888,926	$-	$888,926	$911,212
Land-Santa Filomena Plant	47,942	-	47,942	52,428
Ana Maria Plant and equipment	4,107,605	723,057	3,384,548	4,087,184
Machinery under construction	157,902	-	157,902	172,677
Arica leasehold improvement	10,658	-	10,658	11,598
	5,213,034	723,057	4,489,976	5,235,099

Property Plant and Equipment is translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The Santa Filomena Plant is not being amortized as plant is under construction. Amortization for the nine month period amounted to $311,198 ($257,748 in 2010)

4. PROMISSORY NOTES

Promissory notes from related parties payable were unsecured and consisted of the following:

Company	Interest Rate	December 31,	March 31,
		2011	2011
Ivan Vergara	Nil	$257,648	$227,003
Jorge Pizarro	Nil	162,543	143,210
Geominco EIRL	Nil	1,404,869	1,237,770
Total Long Term		$1,825,060	$1,607,983

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

During the year ended March 31, 2011, the promissory note holders forgave $661,552 in debt. The transaction was accounted for as a capital transaction with related parties and the company credited ‘Additional paid in capital’ with $661,552.  In addition, the Company credited additional paid in capital with $13,835 (refer to Note 8 (c))

The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize discounts on promissory notes to related parties for the nine month period ended December 31, 2011 in the amount of $235,183 ($246,356 in 2010).

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Amounts expressed in U.S. Dollars)
(unaudited)

5. RELATED PARTY

a) As of December 31, 2011, the Company has loans payable to related parties for $321,247 (2010: $nil). Loan for $143,062 is unsecured, free of interest and is payable on March 31, 2012. The balance loan for $178,185 is unsecured, free of interest and payable on demand.

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

b) The company owes the following amounts to related parties:

Included in accounts payable and accrued liabilities are amounts owing for services provided by two directors for $42,500 (2010 $nil).

As of December 31, 2011 the Company owes Geominco E.I.R.L., a related party for $1,521,234. This advance is unsecured non-interest bearing and due on demand.

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
DECEMBER 31, 2011
(Amounts expressed in U.S. Dollars)
(unaudited)

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

The following table summarizes the components of the derivative liabilities as of December 31, 2011 and March 31, 2011:

May 2010 Private Placement:	December 31, 2011	March 31, 2011
Investor warrants	$607,031	$882,859
Broker warrants	109,264	158,912
Credit facility warrants	-	304,200
Make Good warrants	4,158,292	3,072,048
Acquisition advisory fees:
Make Good warrants	1,960,357	1,448,266
Total derivative liabilities	$6,834,944	$5,866,285

The following table summarizes the common shares indexed to the derivative instruments as of December 31, 2011 and March 31, 2011:

May 2010 Private Placement:	December 31, 2011	March 31, 2011
Investor warrants	1,044,803	1,044,803
Broker warrants	188,062	188,062
Credit facility warrants	-	360,000
Make Good warrants	2,089,593	1,186,119
Acquisition advisory fees:
Make Good warrants	985,104	559,176
	4,307,562	3,338,160

Since the number of common shares indexed to the Make Good warrants is dependent on the number of warrants that will vest based on the achievement of certain performance conditions, the number of shares of common stock indexed to the warrants was determined considering the Company’s inability to meet the income threshold amounts.. Make Good warrants indexed to 1,537,349 shares of common stock vested as of March 31, 2011 when the Company did not meet the 2011 performance condition. The Company expects the balance of 1,537,348 Make Good warrants to vest on March 31, 2012.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Amounts expressed in U.S. Dollars)
(unaudited)

The Company amortized deferred finance cost by $27,275 during the quarter ended December 31, 2011. Deferred finance costs outstanding as of December 31, 2011 is $126,682.

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Amounts expressed in U.S. Dollars)
(unaudited)

Assumption
Linked common shares	68,345
Stock price	$2.78
Expected life (years)	4.00
Volatility (based on peers)	58.24%-63.55%
Risk adjusted yield	15.51%-16.94%
Risk adjusted interest rate	1.52%- 1.65%

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

Information and significant assumptions embodied in our warrant valuations (including ranges for certain assumptions) as of December 31, 2011 are illustrated in the following tables:

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
DECEMBER 31, 2011
(Amounts expressed in U.S. Dollars)
(unaudited)

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

The following table summarizes the changes in fair values of our derivative liabilities, which are reflected in income, during the three months ended December 31, 2011 and 2010:

		Three months ended December 31,
		2011	2010
May 2010 Private Placement:
Investor warrants	$		$223,588
Broker warrants			40,245
Credit facility warrants		-	77,040
Make Good warrants		(1,185,111)	(224,405)
Acquisition advisory fees:			--
Make Good warrants		(558,700)	(105,796)
Total derivative (expense) income		$(1,743,811)	$10,672

The following represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended December 31, 2011:

Balances at March 31, 2011	$5,866,285
Fair value adjustments	968,659
Balances at December 31, 2011	$6,834,944

9. SEGMENT INFORMATION

As at December 31, 2011 the Company operated in one reportable segment, being the exploration for and the development of mining rights in the Republic of Chile.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Amounts expressed in U.S. Dollars)
(unaudited)

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

There were no changes in the Company’s approach to capital management during the quarter ended December 31, 2011.

11. INVENTORY

The quantity of material in ore on the leach pad is based on surveyed volumes of mined material. Sampling and assaying determine the estimated amount of copper contained in material delivered to the leach pad. As at December 31, 2011 the amount of copper contained in material delivered to the leach pad is at a level of 1%.Expected copper recovery rates are determined using small-scale laboratory tests, historical trends and other known factors, including mineralogy of the ore and rock type. The ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to over 90 percent depending on several variables, including type of processing, metallurgical processes and mineralogy. As at December 31, 2011 the current ultimate recovery copper has been estimated at 80%.

12. SUNDRY ASSETS AND OTHER RECEIVABLES

	December 31,2011	March 31,2011
Employee advances	$115,080	$18,220
Deferred rent	229,739	156,865
Deposit for production materials	-	104,857
	$344,819	$279,942

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Amounts expressed in U.S. Dollars)
(unaudited)

13. DEPOSITS AND OTHER ASSETS

	December 31, 2011	March 31,2011
Investment in San Daniel	$287,653	$314,571
Value added taxes (“VAT”)	353,885	433,175
Equipment deposit	-	184,545
	$641,539	$932,291

Deposits and other assets includes VAT for $353,885 (March 31, 2011: $433,175) as applicable to the laws in Chile, which the Company will apply for refund from the Government of Chile.

14. LOAN FROM NON RELATED PARTY

During the quarter ended June 30, 2011, the Company received a loan from a non-related party for $500,000. This loan is free of interest and payable in six monthly equal installments commencing six months after the receipt of loan. The Company will be obligated to pay interest at 10% per annum in the event of default.

15. COMMITMENTS

The company is committed to supply 100MT of cathodes per month to a customer for a period of 12 months for a total of 1,200MT commencing May, 2011. The selling prices are based on London metal prices less 8% commission. Any short supply will be carried forward to next month until the supply of 1,200MT is complete. The Company did not supply any cathodes as of December 31, 2011.

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Amounts expressed in U.S. Dollars)
(unaudited)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS-Cont’d

	December 31, 2011		March 31, 2011
	Carrying		Carrying
Assets/Liabilities	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$-	$-	$437,124	$437,124
Sundry assets and other receivables	$344,819	$344,819	$279,942	$279,942
Accounts payable and accrued liabilities	$1,262,065	$1,262,065	$1,269,259	$1,269,259
Due to related party	$1,521,234	$1,521,234	$1,381,490	$1,381,490

The following table summarizes the components of the derivative liabilities as of December 31, 2011 and inception of the instruments. These financial instruments are measured at fair value at Inception and as of December 31, 2011:

		Inception
May 2010 Private Placement:	December 31, 2011	May 12, 2010
Investor warrants	$607,031	$1,519,144
Broker warrants	109,264	273,442
Credit facility warrants	-	523,440
Make Good warrants	4,158,292	131,891
Acquisition advisory fees:
Make Good warrants	1,960,357	62,176
Total derivative liabilities	$6,834,944	$2,510,093

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Amounts expressed in U.S. Dollars)
(unaudited)

17. SUBSEQUENT EVENTS

In connection with the Company's May 12, 2010 private placement, the Company issued to the investors and its advisors "make-good warrants" to purchase up to an aggregate of 3,074,697 shares of the Company's common stock at an exercise price of $0.01 per share, with the "make good" warrants becoming exercisable only if the Company does not meet certain financial performance targets in fiscal 2011 and 2012. The “make good” provisions established minimum net income thresholds of $14,382,102 and $15,179,687 for the 2011 and 2012 fiscal years, respectively. In August 2011, the Company determined that it had not met the financial performance target for 2011 and announced that the investors and advisors were entitled to exercise 50% of their respective "make-good" warrants. As of February 20, 2012 the Company has issued 697,682 shares upon exercise of the vested make good warrants, all of which were issued in 2012.

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

By reducing unit costs and carefully managing the average source material grade, we estimate that the MINI plant technology will allow us to break even at copper prices as low as US$1.00 per pound, or US$2,205 per metric ton. As of February 20 ,2012, copper was trading at $8,234 per metric ton on the LME. As the price of finished copper has increased, however, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. Historically, these producers would not have been interested in raw ore purchases, as they could not generate profits at lower finished copper prices. However the increase in finished copper prices has made third-party purchase attractive for a number of additional producers. While the additional producers entering the market for minerals has not had an affect on the cost of the ore, it has put the miners into a stronger negotiating position on the sales of their ore. As such, the market now demands that producers must purchase the ore by providing payment upon delivery of the ore, as opposed to the historical practice of providing payment following the sale of the finished copper. This shift in the market has affected our need for working capital substantially, in that we now require approximately $1 million per MINI plant to purchase enough ore to operate at full capacity.

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

The table below summarizes the capacity of each of our current and planned MINI plants

District	Plant	Initial Production	Initial Capacity/Year
PHASE 1
Matancilla	Ana Maria	Operating	1,500 MT (1)
Salamanca	Santa Filomena	2nd Quarter 2012	1,500 MT
Arica	Navidad	1st Quarter 2013	1,500 MT
Combarbala	Gabriella	4th Quarter 2013	1,500 MT
Panucillo	Panucillo	4th Quarter 2013	1,500 MT
TOTAL			7,500 MT
PHASE 2
Camisa	Camisa	TBD	1,500 MT
Chincolco	Jakeline	TBD	1,500 MT
Cerrado	Cerrado	TBD	1,500 MT
Cabildo	Jaqueline	TBD	1,500 MT
TOTAL			13,500 MT

(1) Since we commenced operations at the Ana Maria plant, total annual capacity has been increased to 2,225 metric tons.

To date, the majority of our $4,489,976 in capital expenditures has been used for the construction of our facilities.

 Results of Operations

Comparison of the Three Months Ended December 31, 2011 and 2010

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage increase/decrease over prior year numbers for the periods indicated in dollars. The financial data for the three months ended December 31, 2011 reflects the third quarter of Fiscal Year 2012, while the financial data for the same period in 2010 reflects the third quarter of Fiscal Year 2011.

	Three Months Ended Dec 31,		% Increase/
	2011	2010	(Decrease)
Net sales	$159,954	31,486	$408.0%
Cost of sales	347,275	129,137	168.9%
Gross profit (loss)	(187,321)	(97,651)	91.8%
Operating expenses:
Impairment of mining rights	-	30,465	n/a
Salaries and wages	20,776	117,155	(82.3%	)
General and administrative expenses	248,584	183,418	35.5%
Professional fees	26,988	83,860	(67.8%	)
Total operating expenses	296,348	414,898	16.6%
Operating loss before the undernoted	(483,669)	(512,549)	(5.6%	)
Other expense-interest	(27,275)	(27,275)	0.0%
Other expense-derivative financial instrument	(1,743,811)	(426,039)	309.3%
Imputed interest expense	(73,818)	(86,385)	(14.5%	)
Net Loss	(2,328,573)	(1,052,248)	121.3%
Foreign exchange translation adjustment	(15,125)	98,673	(115.3%	)
Comprehensive loss	$(2,343,698)	(953,575)	$145.8%

Net Sales. We had net sales of $159,954 for the three months ended December 31, 2011, as compared with net sales of $31,486 for the three months ended December 31, 2010. During the three months ended December 31, 2011, the Company was severely working capital constrained. Even with the limited working capital, we attempted to focus on producing as much copper as possible.

During the three months ended December 31, 2010, we ran the Ana Maria facility at a lower capacity due to the increased price of minerals and a limited amount of working capital. Our original business plan anticipated that third party mineral would be consigned to us, and that we would be required to pay for the cost of the mineral after the copper had been produced and sold. As the price of finished copper has increased to over $4.00 per pound during the year, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. The result has had no artificial affect on the cost of the ore, but it has put the miners into a stronger negotiating position on the sales of their ore. As a result, the market now demands that producers must purchase the ore by providing payment upon delivery of the raw ore. This change in market practice has substantially increased the amount of working capital required to ramp the plants and, as a result of our limited working capital, our production for this period was limited.

The Ana Maria plant also ran at a lower capacity for the 3 months ended December 31, 2010. The Ana Maria plant was taken off-line the first week of May 2010 in order to increase the capacity of this facility. As a result, the total capacity of the Ana Maria plant went from 120 MT/month to 180 MT/month, effectively increasing its capacity by 50%. We resumed operations at the plant with the additional capacity in place at the end of August 2010 and began ramping operations at this time. As a result, the Company had revenues of $31,486 for the three months ended December 31, 2010.

Cost of Sales. Cost of sales includes direct costs associated with the sale of our products. Cost of sales was $347,275 for the three months ended December 31, 2011, as compared with $129,137 for the three months ended December 31, 2010. The increase in cost of sales was mainly due to higher material, labor and other direct costs associated with production and higher amortization on plant and equipment for the three months ended December 31, 2011. In addition, the lower cost reflected for the same period in 2010 is due to the fact that we produced less copper.

Gross Profit (Loss). Gross profit (loss) is equal to the difference between our net sales and the cost of sales. For the three months ended December 31, 2011, we had a gross loss of $187,321, as compared with a gross loss of $97,651 for the three months ended December 31, 2010. The increase in gross loss was primarily due to the increase of cost of sales as discussed above.

Operating Expenses. Our operating expenses consist of impairment of mining rights, salaries and wages, general and administrative expenses and professional fees.

     Impairment of Mining Rights. For the three months ended December 31, 2011, we had no impairment of mining rights, as compared with $30,465 for the three months ended December 31, 2010. We have expensed mining rights, since we currently have no formal plans to exploit these mining rights.

      Salaries and Wages. Salaries and wages amounted to $20,776 for the three months ended December 31, 2011, as compared to $117,155 for the three months ended December 31, 2010. As the price of ore remained high during the year, we encountered working capital challenges and were forced to limit overhead costs. With limited resources, we worked hard to minimize salaries and wages during the period.

     General and Administrative Expenses. General and administrative expenses consist primarily of building maintenance, repairs and other general expenses. General and administrative expenses for the three months ended December 31, 2011 were $248,584, as compared with $183,418 for the three months ended December 31, 2010. The increase was primarily due to the increased costs of being a publicly traded company and the required costs to support the Company’s sites and projects. In addition, we produced less copper during the December 31, 2010 quarter. As a result, we incurred fewer general and administrative expenses at that time.

     Professional Fees. Professional fees consist of legal and other fees associated with our operations as a public company. For the three months ended December 31, 2011, we incurred professional fees of $26,988, as compared with $83,860 for the three months ended December 31, 2010. The decrease was due to our limiting outside contractors for the quarter ended December 31, 2011 due to our limited working capital available.

Other Expenses

     Other Expense – Interest. On May 12, 2010 (during fiscal year 2011), we commenced a private placement of common shares, warrants and make good warrants. The direct financing costs were allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants were recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method, while amounts related to the common stock directly offset the carrying value of the redeemable common stock. For the three months ended December 31, 2011, we amortized deferred finance costs of $27,275, which resulted in no change from the three months ended December 30, 2010.

     Other Expense – Derivative Financial Instrument. For the three months ended December 31, 2011, we recognized other expense for derivative financial instrument of $1,743,811, as compared to $426,039 for derivative financial instrument during the three months ended December 31, 2010. On May 12, 2010, (during fiscal year 2011), we commenced a private placement of common shares, warrants and make good warrants. We valued our derivative financial instruments on inception (May 12, 2010) at fair value for $2,510,093. Derivative financial instruments are initially, and subsequently, measured at fair value and were recorded as liabilities. The fair value of the derivative financial instrument was valued at $5,091,133 as of September 30, 2011. The fair value of the derivative financial instruments increased to $6,834,944 as of December 31, 2011. The increase in fair value resulted in the Company recognizing loss for $1,743,811 in its Income statement.

     Imputed Interest Expense. Imputed interest expense is related to unsecured, no interest promissory notes from related parties. These loans were valued at fair value at inception. We recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Discounts associated with these notes are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. We recognized interest expense to amortize discounts on promissory notes to related parties for the three months ended December 31, 2011 in the amount of $73,818, as compared with $86,385 for the three months ended December 31, 2010.

Net Loss. As a result of the cumulative effect of the foregoing factors, we generated a net loss of $2,328,573 for the three months ended December 31, 2011, as compared to a net loss of $1,052,248 for the three months ended December 31, 2010.

Comparison of the Nine Months Ended December 31, 2011 and 2010

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage increase/decrease over prior year numbers for the periods indicated in dollars. The financial data for the nine months ended December 31, 2011 reflect the first, second and third quarters of Fiscal Year 2012, while the financial data for the same period in 2010 reflect the first, second and third quarters of Fiscal Year 2011.

	Nine Months Ended
	December 31,
	2011	2010
			% Increase /
	Amount	Amount	Decrease
Net sales	$293,892	$96,170	205.6%

Cost of sales	$946,868	$395,927	139.2%
Gross profit	$(652,976)	$(299,757)	117.8%

Operating expenses
Impairment of mining rights	$701	$37,385	(98.1%	)
Salaries and wages	$96,210	$320,860	(70.0%	)
General and admin expenses	$928,611	$768,365	20.9%
Professional fees	$40,872	$611,189	(93.3%	)

Total operating expenses	$1,066,394	$1,737,799	(38.6%	)

Operating loss before the undernoted	$(1,719,370)	$(2,037,556)	(15.6%	)
Other expense-interest	$(81,825)	$(54,550)	50.0%
Other income (expense)-Derivative Financial Instrument	$(968,659)	$(415,367)	133.2%
Imputed Interest Expense	$(235,183)	$(246,356)	(4.5%	)

Net loss for the period	$(3,005,037)	$(2,753,829)	9.1%
Foreign exchange translation adjustment for the period	$(214,112)	$710,212	(130.1%	)

Comprehensive loss for the year	$(3,219,149)	$(2,043,617)	57.5%

Net Sales. The Company had revenues of $293,892 for the nine months ended December 31, 2011 as compared with $96,170 for the nine months ended December 30, 2010. Since our inception, we have run the Ana Maria facility at lower capacities due to the increased price of minerals and our limited amount of working capital. Our original business plan anticipated that third party mineral would be consigned to us, and that we would be required to pay for the cost of the mineral after the copper had been produced and sold. As the price of finished copper has increased to over $4.00 per pound during the year, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. The result has had no artificial affect on the cost of the ore, but it has put the miners into a stronger negotiating position on the sales of their raw ore. As a result, the market now demands that producers must purchase the ore by providing payment upon delivery of the ore. This has substantially increased the amount of working capital required to ramp the plants. During the nine months ended December 31, 2011 the Company had limited resources and working capital. We attempted to focus our resources on copper production, but were limited in our production.

The Ana Maria plant was taken off-line the first week of May 2010 in order to increase the capacity of this facility. As a result, the total capacity of the Ana Maria plant went from 120 MT/month to 180 MT/month, effectively increasing its capacity by 50%. We resumed operations at the plant with the additional capacity in place at the end of August 2010 and began ramping operations at this time. As a result, the Company had revenues of $96,170 for the nine months ended December 31, 2010 because the facility was not in production for a significant portion of this time.

Cost of Sales. Cost of sales includes direct costs associated with the sale of the product. The Company incurred cost of sales of $946,868 for the nine months ended December 31, 2011, as compared with $395,927 for the year ago same period ending December 31, 2010. The increase in cost of sales was mainly due to higher material, labor and other direct costs allocated with production and higher amortization on plant and equipment for the nine months ended December 31, 2011. In addition, the lower cost reflected for the same period in 2010 is due to the fact that we were in production for only part of this period.

Gross Profit (loss). Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. In the nine months ended December 31, 2011, gross loss was $652,976 as compared with $299,757 for the nine months ended December 31, 2010. The increase in gross loss was primarily due to the increase in cost of sales discussed above.

Operating Expenses. Our operating expenses primarily consist of salaries and wages, general and administrative expenses and professional fees. As we continue to ramp up our extraction activities, we will begin to incur material operating costs

     Impairment of Mining Rights. For the nine months ended December 31, 2011, we had impairment of mining rights of $701, as compared with $37,385 for the nine months ended December 31, 2010. We have expensed mining rights, since we currently have no formal plans to exploit these mining rights.

     Salaries and Wages. For the nine months ended December 31, 2011, salaries and wages were $96,210 as compared to $320,860 for the nine months ended December 31, 2010. As the price of ore remained high during the year, we encountered working capital challenges and were forced to limit overhead costs. With limited resources we were forced to minimize salaries and wages during the period.

     General and Administrative Expenses. General and administrative expenses consist primarily of building maintenance, repairs and other general expenses. We expect most components of our general and administrative expenses will increase as our business grows and as we incur increased costs as a public company. General and administrative expenses for the nine months ended December 31, 2011 were $928,611 as compared with $768,365 for the same period in 2010. The increase was primarily due to the increased costs of being a publicly traded company and the required costs to support the Company’s sites and projects. Since the Ana Maria plant was taken off-line for a portion of the nine months ended December 31, 2010, we incurred fewer general and administrative expenses at that time.

     Professional Fees. Professional fees consist of legal and other fees associated with our private operating as a public company. For the nine months ended December 31, 2011, professional fees were $40,872, as compared to $611,189 for the nine months ended December 31, 2010. This significant decrease is due to the fact that we incurred professional fees and expenses related to undertaking the private placement transaction and becoming a public company in May 2010.

Other Expenses

     Other expense – interest. Interest expense for the nine months ended December 31, 2011 was $81,825, as compared to $54,550 for the nine months ended December 31, 2010, which represents the amortization of deferred finance costs (refer to note 8(b) to the financial statements). The Company commenced the amortization of deferred financing costs from July 1, 2010.

     Other Income-Derivative Financial Instrument. For the nine months ended December 31, 2011, we recognized other expense for derivative financial instrument of $968,659, as compared to $415,367 for derivative financial instrument during the nine months ended December 31, 2010. On May 12, 2010, (during fiscal year 2011), we commenced a private placement of common shares, warrants and make good warrants. We valued our derivative financial instruments on inception (May 12, 2010) at fair value for $2,510,093. Derivative financial instruments are initially, and subsequently, measured at fair value and were recorded as liabilities. The fair value of the derivative financial instrument was valued at $5,866,285 as of March 31, 2011. The fair value of the derivative financial instruments increased to $6,834,944 as of December 31, 2011. The increase in fair value resulted in the Company recognizing expense for $968,659 in its Income statement for the nine months ended December 31, 2011.

     Imputed Interest Expense. Interest expense relating to initial recognition of long term non-interest bearing loans to related parties for the nine months ended December 31, 2011 was $235,183 as compared to $246,356 for the nine months ended December 31, 2010. This relates to the valuation of promissory notes valued at fair market value at inception. These long term promissory loans do not bear interest and had a maturity date of March 31, 2013. The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period

Net Loss. Net loss increased to $3,005,037 for the nine months ended December 31, 2011 from a net loss of $2,753,829 for the same period last year, mainly as a result of the reasons as stated above.

Liquidity and Capital Resources

As of December 31, 2011 we had no cash or cash equivalents, and had a working capital deficit of $3,496,978. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended December 31,
	2011	2010
Net cash provided by (used in) operating activities	$(1,257,892)	$(2,733,255)
Net cash provided by (used in) investing activities	(14,677)	(3,517,833)
Net cash provided by (used in) financing activities	697,166	6,558,358
Effects of Exchange Rate Change in Cash	138,279	451,751
Net Increase in Cash and Cash Equivalents	(437,124)	759,021
Cash and Cash Equivalents, Beginning	437,124	-
Cash and Cash Equivalent, End	$-	$759,021

Operating Activities

Net cash used in operating activities was $1,257,892 for the nine months ended December 31, 2011 as compared to $2,733,255 net cash used in operating activities for the nine months ended December 31, 2010. The decrease in cash used in operating activities is mainly due to the decrease in deposits and other assets and our limited capital.

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2011 was $14,677, as compared to $3,517,833 for the nine months ended December 31, 2010. This decrease is mainly the result of the Company conserving working capital and limiting its capital investment in the nine months ended December 31, 2011. The increased cash used in investing activities for the nine months ended December 31, 2010 was the result of the acquisition of plant and property to continue construction of the second MINI plant facility at the Salamanca site and to develop the Navidad project.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2011 was $697,166, as compared to $6,558,358 for the nine months ended December 31, 2010. This decrease was primarily due to a decrease in proceeds from common stock in 2011 as compared to 2010.

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

Overall Liquidity and Capital Resources

In May 2010, we determined that potential long-term opportunities of increasing the capacity at the Ana Maria plant outweighed the short-term costs to us of taking the plant off-line. Accordingly, we shut down operations at the Ana Maria facility for a period of approximately three months and increased the facility’s capacity by 50%. As a result, we generated only $96,170 in net sales for the nine months ended December 31, 2010, which affected our cash flows from operations.

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

Obligations under Material Contracts

On September 11, 2008, we issued a promissory note to Geominco in exchange for a loan of 200,000,000 Pesos (approximately $381,345). On June 17, 2010, Geominco forgave 186,308,540 Pesos of the indebtedness under this loan, pursuant to a Loan Cancellation Agreement. Therefore, as of December 31, 2011, 13,691,460 Pesos (approximately $26,106) of this loan, which does not bear interest and matures on March 31, 2013, remains outstanding.

On December 30, 2008, we issued a promissory note to Geominco in exchange for a loan of 100,000,000 Pesos (approximately $190,672). The promissory note does not bear interest and matures on March 31, 2010. The entire amount of the loan was outstanding as of December 31, 2011 and remains outstanding.

 On July 31, 2009, we issued a promissory note to Geominco in exchange for a loan of 250,000,000 Pesos (approximately $476,681). The promissory note does not bear interest and matures on March 31, 2013. The entire amount of the loan was outstanding as of December 31, 2011 and remains outstanding.

On December 31, 2009, we issued a promissory note to Geominco in exchange for a loan of 554,200,000 Pesos (approximately $1,056,708). The promissory note does not bear interest and matures on March 31, 2013. The entire amount of the loan was outstanding as of December 31, 2011 and remains outstanding.

From time to time, Minera has borrowed funds from its shareholders, directors and officers. As of March 31, 2010, Minera had borrowed 200,000,000 Pesos (approximately $381,345) from Iván Orlando Vergara Huerta, a shareholder, and 231,000,000 Pesos (approximately $440,453) from Jorge Fernando Pizarro Arriagada, a shareholder. On June 17, 2010, Mr. Jorge Fernando Pizarro Arriagada forgave 126,420,030 Pesos (approximately $241,048) of the indebtedness under his loan and Mr. Iván Orlando Vergara Huerta forgave 34,229,250 Pesos (approximately $65,266) of the indebtedness under his loan, pursuant to separate Loan Cancellation Agreements. The outstanding face values of the loans, which do not bear interest and mature on March 31, 2013, remained outstanding as of December 31, 2011.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2011.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended December 31, 2011.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.        EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit
Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chile Mining Technologies Inc.

Dated: February 21, 2012	/s/ Jorge Osvaldo Orellana
Orellana
Jorge Osvaldo Orellana Orellana
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: February 21, 2012	/s/ Ronald Christian Pellegrini Vasquez
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