Form 10-K
period 2012-03-31
Chile Mining Technologies Inc.
filed 2012-07-16
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2012

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

Yes [X]          No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]          No [  ]

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [  ]          No [X]

As of September 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Pink Exchange) was approximately $6,729,186.

There were a total of 10,182,150 shares of the registrant’s common stock outstanding as of July 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHILE MINING TECHNOLOGIES INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended March 31, 2012

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	46

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

We have obtained rights to conduct our mineral extraction operations at several sites in and around the Coquimbo region, which is located in north-central Chile, approximately 400 kilometers north of Santiago. While these sites each have their own mineral deposits, we will procure the majority of our source material from non-traditional sources, including tailings, ore, or a combination thereof, by purchasing rights to such source material at smaller sites, where it is not economical for larger open-pit mining companies to operate, due largely to the transportation costs associated with moving source materials to fixed processing sites.

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

The initial design capacity of each MINI plant is between approximately 1,200 and 2,000 metric tons of annual copper cathode output. Each MINI plant can be expanded on a modular basis in increments of 1,500 metric tons. We believe that the installed cost for a new 1,500 metric ton MINI plant, with the ability to produce tailings, at the average location, is about $3,000,000, or $2,000 per metric ton of annual capacity. Expanding the capacity of an existing MINI plant will cost between $400 and $800 per metric ton, depending on the site. Once the available source material deposits at and around the site of an existing MINI plant have been depleted, we anticipate that we can recover up to 70% of the cost of constructing a new MINI plant by relocating the support structures and processing equipment from the original MINI plant.

By reducing unit costs and carefully managing the average source material grade, we estimate that the MINI plant technology will allow us to break even at copper prices as low as US$1.00 per pound, or US$2,205 per metric ton. As of July 5, 2012, copper was trading at $7,760 per metric ton on the London Metals Exchange, or LME. As the price of finished copper has increased, however, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. Historically, these producers would not have been interested in raw ore purchases, as they could not generate profits at lower finished copper prices. However the increase in finished copper prices has made third-party purchase attractive for a number of additional producers. While the additional producers entering the market for minerals has not had an affect on the cost of the ore, it has put the miners into a stronger negotiating position on the sales of their ore. As such, the market now demands that producers must purchase the ore by providing payment upon delivery of the ore, as opposed to the historical practice of providing payment following the sale of the finished copper. This shift in the market has affected our need for working capital substantially, in that we now require approximately $1 million per MINI plant to purchase enough ore to operate at full capacity.

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

To date, the majority of our capital expenditures have been used for the construction of our facilities.

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

In connection with the private placement, we also agreed to certain “make good” provisions. Under the “make good” provisions, we issued additional “make good” warrants to the investors to purchase up to an aggregate of 2,089,593 shares of our common stock, at an exercise price of $0.01 per share, which will only become exercisable if we do not meet certain financial performance targets in 2011 and 2012. The “make good” provisions established minimum net income thresholds of $14,382,102 and $15,179,687 for the 2011 and 2012 fiscal years, respectively. We did not meet the minimym net income thresholds for either 2011 or 2012, and accordingly all shares underlying the make good warrants vested and are currently exercisable.

On May 8, 2012, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we agreed to issue and sell to such investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes, which notes are convertible into shares of the Company’s common stock at $2.00 per share and (ii) warrants to purchase such number of shares of Common Stock equal to 50% of the number of shares of common stock that the notes purchased by the investors may be convertible into, at an exercise price of $2.00 per share. On May 8, 2012, we completed the initial closing with the investors in which we issued and sold (i) notes in the aggregate original principal amount of $2,120,000, and (ii) warrants to purchase an aggregate of 530,000 shares of common stock, in exchange for aggregate gross proceeds of $2,120,000. On June 7, 2012, we effected a second and final closing pursuant in which we issued and sold to investors (i) notes in the aggregate original principal amount of $1,015,000 and (ii) warrants to purchase an aggregate of 253,750 shares of common stock, for aggregate gross proceeds of $1,015,000.

Our Industry

Overview of the Global Copper Industry

Copper, in the form of copper cathodes, is an internationally traded commodity, and its prices are determined by the major metals exchanges – the New York Mercantile Exchange, or COMEX, the LME, and the Shanghai Futures Exchange, or SHFE. Prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but are also influenced significantly, from time to time, by speculative actions and currency exchange rates. Copper consumption is closely associated with industrial production and therefore tends to follow economic cycles. During an expansion, demand for copper tends to increase, thereby driving up the price. As a result, copper prices are volatile and cyclical.

According to data from ICSG, the refined copper market balance for 2012 is expected to show a deficit of approximately 240,000 metric tons, as increased economic activity is expected to boost demand in copper end-use markets.

World copper mine production in 2012 is expected to rise by approximately 5.1% to approximately 16.9 million metric tons. Capacity utilization rates are expected to improve to around 81% in 2012, up from 79% in 2011. World refined copper production for 2012 is projected to increase by 2.5% in 2012, to around 20.15 million metric tons. In 2013, it is anticipated that refined copper production will increase by about 6.9%

The recent global economic crisis has significantly reduced world refined copper usage. However, increased economic activity has increased demand, and the ICSG expects world refined usage to increase by 2.5% in 2012 to 20.4 million metric tons. Industrial demand growth in China, which accounts for more than 30% of global refined copper consumption, is expected to grow by approximately 3.6% in 2012.

For 2013, improved macro-economic conditions are expected to generate copper demand growth of 3.9%: Chinese usage is foreseen to increase by 4.9% and the rest of the world by 3.3% . In addition, in 2013, with improved concentrate availability, refined copper production is expected to grow by 6.9%, electrowin copper production and secondary refined production are expected to grow by about 160,000 metric tons and 190,000 metric tons, respectively, in 2012, and by about 130,000 metric tons and 180,000 metric tons, respectively, in 2013.

The above information from ICSG is available on their website at www.icsg.org.

The graph below presents LME spot copper prices and reported stocks of copper at the LME from January 1, 2006 through July 6, 2012.

Copper Mining in Chile

Chile is not only the largest copper producer in the world, but also the country with the largest worldwide reserves of the red metal, reveals the latest commodity report by the U.S. Geological Survey (USGS).

According to the USGS, Chile has 28% of the world reserves, more than twice the reserves that neighbour Peru, second global copper producer. It means that the South American country has reserves of 190,000 million tons of copper, 26% more than it was thought (150,000 million tons), which guarantees copper extraction for the next 100 years, at the current extraction rate.

The steady rise in copper prices has made of Chile's economy one of the strongest and most robust of Latin America, as the red metal represents over 40% of the country’s exports, and its main source of income. Chile currently produces more than a third of the worldwide copper.

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

Our Operational Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

  Expansion. Since starting construction in the fall of 2008, we have successfully completed the first MINI plant, designated as the Ana Maria plant, located about 30 kilometers northeast of the town of Illapel, in the mining district of Matancilla. Construction of our second MINI plant, Santa Filomena, is approximately 75% complete and we anticipate the construction of additional MINI plants over the next 18 to 24 months. We have identified additional sites suitable for our MINI plants. As discussed in greater detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overall Liquidity and Capital Resources,” our ability to effectively expand our operations is dependent on our ability to obtain sufficient funds, through a financing, bank loans or a combination thereof.

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

Construction of our second MINI plant, Santa Filomena is approximately 75% complete, and we have also begun preparatory work at one additional site and we anticipate the construction of additional MINI plants over the next 18 to 24 months. We have identified several additional sites suitable for our MINI plants.

The table below summarizes the capacity of each of our current and planned MINI plants.

District	Plant	Initial Production	Initial Capacity/Year

Matancilla	Ana Maria	Operating	1,500 MT (1)
Salamanca	Santa Filomena	2nd Quarter 2013	1,500 MT
Combarbala	Gabriella	4th Quarter 2013	1,500 MT

(1) Since we commenced operations at the Ana Maria plant, total annual capacity has been increased to 2,225 metric tons.

We have obtained the rights to conduct our mineral extraction operations at our first 2 planned sites, Matancilla and Salamanca properties. We have agreements in place for the mineral rights at one additional property. These agreements require deposits to be fully executed and anticipate executing these agreements once the Company has the required funds.

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

As the Chilean economy is very closely tied to copper, many of our direct costs fluctuate based on the price of copper. At certain copper prices, the Company estimates that it could produce 1 lb. of copper for as low as $1.00 per pound. The following table illustrates the costs associated with producing one pound of copper, based on our current budget estimates for the Ana Maria plant (assuming copper price of $3.00/lb. ):

Cost Element	Unit Cost
Copper Ore/Mining Operations – Average 2.0% grade	0.59
Receiving, Scaling & Crushing	0.11
Leaching and Processing Operations	0.46
Administration	0.10
Sales Expenses	0.02
Maintenance	0.05
Depreciation of Plant & Equipment	0.15
TOTAL COST PER POUND – US$	1.48

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

Our Employees

As of March 31, 2012, we employed 32 full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
General and administration	5
Executive Officers	4
Engineering/Technicians	11
Operations	12
TOTAL	32

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

We have a working capital deficit of $5,172,118 and have incurred a net loss of $13,102,212 for the cumulative period from January 24, 2008 (inception) to March 31, 2012, and have had no significant source of revenue. The future of our Company is dependent upon future profitable operations from the extraction of copper and the growth of our mineral properties. Our management will need to seek additional financing in the future. These conditions raise substantial doubt about our Company’s ability to continue as a going concern.

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

Our future success depends on our ability to expand our business. Since starting construction in the fall of 2008, we have successfully completed the first MINI plant, designated as the Ana Maria plant, located about 30 kilometers northeast of the town of Illapel, in the mining district of Matancilla. Construction of our second MINI plant, Santa Filomena, is approximately 75% complete, and we have begun preparatory work at one additional site. We anticipate the construction of additional MINI plants over the next 18 to 24 months. We have identified several additional sites suitable for our MINI plants.

As discussed in greater detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overall Liquidity and Capital Resources,” our ability to effectively expand our operations is dependant on our ability to obtain sufficient funds, through a financing, bank loans or a combination thereof. We estimate that we will need approximately $3.0 million to fully execute on our business plan. However, even if we are able to obtain these funds, our ability to commence operations at additional sites and establish additional capacity and increase the volume of copper is subject to significant risks and uncertainties, including:

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

Our earnings and cash flows are affected significantly by the market price of copper. The world market price of copper has fluctuated historically and is affected by numerous factors beyond our control. Copper prices declined significantly during the latter part of 2008 from their recent historically high levels and, while prices have steadily recovered, exchange inventories remain at significantly higher levels than the first half of 2008. After averaging $3.61 per pound for the first nine months of 2008, the LME spot copper prices declined to a four-year low of $1.26 per pound in December 2008. The LME spot copper price closed at $3.52 per pound on July 5, 2012. An extended decline in the market price of copper could (1) adversely affect our earnings and cash flows, (2) adversely affect our ability to repay our debt and meet our other fixed obligations, and (3) depress the trading price of our common stock.

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

World copper prices have historically fluctuated widely. During the five years ended December 31, 2011, the LME daily closing spot prices ranged from $1.26 to $4.60 per pound for copper. World copper prices are affected by numerous factors beyond our control, including:

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

According to data from the International Copper Study Group, the refined copper market balance for 2012 is expected to show a deficit of approximately 240,000 metric tons. However, a surplus in the copper market could cause the market price of copper to decrease or make it difficult for us to sell all of the copper that we extract, and thereby could adversely affect our results of operations, cash flows and financial condition.

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

Mr. Jorge Osvaldo Orellana Orellana, our Chairman, Chief Executive Officer and President, beneficially owns approximately 38.18% of our outstanding voting securities. As a result, he has significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and might reduce the price of our shares.

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

A report of our management is included under Item 9A of this report. Our management has concluded that that our internal controls over financial reporting as of March 31, 2012 were not effective due to certain material weaknesses identified in Item 9A. Our independent registered public accounting firm was not required to attest to the operating effectiveness of our internal controls since we are a non-accelerated filer.

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

The market price of our stock may be affected by low volume.

Although our common stock is traded on the OTC Pink Exchange, the trading volume of our common stock has generally been low. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for our stockholders to sell their shares of common stock at a price that is attractive to them.

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

Additionally, we hold an interest in several groups of properties, as described below:

District	Plant
Matancilla	Ana Maria
Salamanca	Santa Filomena
Combarbala	Gabriella

At present, only our MINI plant located in Matancilla is material to our ongoing operations. We anticipate that we will construct additional MINI plants and commence operations at our properties located in Salamanca in August 2012 and Combarbala in 2013.

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

We have not conducted, nor do we intend to conduct, an evaluation of the proven or probable reserves related to the mining concessions located at the Matancilla property. The majority of the source material processed at the Ana Maria plant will be ore from our own mines.

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

We have not conducted, nor do we intend to conduct, an evaluation of the proven or probable reserves related to the mining concessions located at the Salamanca property. The majority of the source material processed at the Filomena plant will be ore from our own mines.

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

Plant, Equipment, and Cost of Property

At present, we have commenced construction of our MINI plant facility at the Salamanca property. We anticipate that the plant will be complete and we will commence operations in early-2012. As mentioned elsewhere in this report, we estimate that it will cost approximately $3.0 million to construct the MINI plant.

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

Current Operations

At present, we have not commenced construction of our MINI plant facility at the Combarbala property. We anticipate that we will construct the plant and commence operations in 2013. As mentioned elsewhere in this report, we estimate that it will cost approximately $3.0 million to construct the MINI plant. Once we begin construction, we will evaluate the Combarbala property’s sources of power and water.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Pink Exchange trades under the symbol “LVEN.” There is not, and historically there has never been, an active trading market for our common stock, and no information is available for the prices of our common stock.

Approximate Number of Holders of Our Common Stock

As of July 13, 2012, there were approximately 667 stockholders of record of our common stock, as reported by our transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended March 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2012 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2012.

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

We have obtained rights to conduct our mineral extraction operations at several different sites in and around the Illapel region, which is located in north-central Chile, approximately 400 kilometers north of Santiago. While these sites each have their own mineral deposits, we will procure the majority of our source material from non-traditional sources, including tailings, ore, or a combination thereof, by purchasing rights to such source material at smaller sites, where it is not economical for larger open-pit mining companies to operate, due largely to the transportation costs associated with moving source materials to fixed processing sites.

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

The initial design capacity of each MINI plant is between approximately 1,200 and 2,000 metric tons of annual copper cathode output. Each MINI plant can be expanded on a modular basis in increments of 1,200 metric tons. We believe that the installed cost for a new 1,500 metric ton MINI plant, with the ability to produce tailings, at the average location, is about $3,000,000, or $2,000 per metric ton of annual capacity. Expanding the capacity of an existing MINI plant will cost between $400 and $800 per metric ton, depending on the site. Once the available source material deposits at and around the site of an existing MINI plant have been depleted, we anticipate that we can recover up to 70% of the cost of constructing a new MINI plant by relocating the support structures and processing equipment from the original MINI plant.

By reducing unit costs and carefully managing the average source material grade, we estimate that the MINI plant technology will allow us to break even at copper prices as low as US$1.00 per pound, or US$2,205 per metric ton. As of July 5, 2012, copper was trading at $7,760 per metric ton on the LME. As the price of finished copper has increased, however, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. Historically, these producers would not have been interested in raw ore purchases, as they could not generate profits at lower finished copper prices. However the increase in finished copper prices has made third-party purchase attractive for a number of additional producers. While the additional producers entering the market for minerals has not had an affect on the cost of the ore, it has put the miners into a stronger negotiating position on the sales of their ore. As such, the market now demands that producers must purchase the ore by providing payment upon delivery of the ore, as opposed to the historical practice of providing payment following the sale of the finished copper. This shift in the market has affected our need for working capital substantially, in that we now require approximately $1 million per MINI plant to purchase enough ore to operate at full capacity.

Initially, we plan to sell our copper cathodes to Madeco, the largest copper producer in Chile. Based on our discussions with Madeco, we expect that the selling price will be at a 3% discount from the price for copper, adjusted for purity, on the LME. We expect that sales will be made under purchase orders where cash will be paid upon delivery. We anticipate that this arrangement will provide us with immediate cash flow with which we will use to fund our current operations. In the future, as business volume grows, we may elect to sell our copper cathodes at the generally higher prices prevailing on the LME.

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

The table below summarizes the capacity of each of our current and planned MINI plants.

District	Plant	Initial Production	Initial Capacity/Year

Matancilla	Ana Maria	Operating	1,200 MT (1)
Salamanca	Santa Filomena	2nd Quarter 2013	1,200 MT
Combarbala	Gabriella	2nd Quarter 2014	1,200 MT

(1) Since we commenced operations at the Ana Maria plant, total annual capacity has been increased to 2,225 metric tons.

To date, the majority of our capital expenditures have been used for the construction of our facilities.

Recent Developments

On May 8, 2012, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we agreed to issue and sell to such investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes, which notes are convertible into shares of the Company’s common stock at $2.00 per share and (ii) warrants to purchase such number of shares of Common Stock equal to 50% of the number of shares of common stock that the notes purchased by the investors may be convertible into, at an exercise price of $2.00 per share. On May 8, 2012, we completed the initial closing with the investors in which we issued and sold (i) notes in the aggregate original principal amount of $2,120,000, and (ii) warrants to purchase an aggregate of 530,000 shares of common stock, in exchange for aggregate gross proceeds of $2,120,000. On June 7, 2012, we effected a second and final closing pursuant in which we issued and sold to investors (i) notes in the aggregate original principal amount of $1,015,000 and (ii) warrants to purchase an aggregate of 253,750 shares of common stock, for aggregate gross proceeds of $1,015,000.

Results of Operations

Comparison of the Fiscal Years Ended March 31, 2012 and 2011

The following table sets forth key components of our results of operations for the periods indicated.

	Fiscal Year Ended March 31,		% Increase/
	2012	2011	(Decrease)
Net sales	$433,554	188,227	$130%
Cost of sales	1,496,867	1,604,119	(7%	)
Gross profit (loss)	(1,063,313)	(1,415,892)	(25%	)
Operating expenses:
Impairment of mining rights	380	44,097	(99%	)
Salaries and wages	160,232	156,318	3%
General and administrative expenses	1,394,148	1,267,064	10%
Professional fees	174,306	676,305	(74%	)
Total operating expenses	1,729,065	2,143,784	(19%	)
Operating loss before the undernoted	(2,792,379)	(3,559,676)	(22%	)
Other expense-interest	(100,189)	(81,825)	22%
Other expense-derivative financial instrument	(741,812)	(3,356,192)	(78%	)
Imputed interest expense	(312,748)	(257,038)	22%
Net Loss	(3,947,128)	(7,254,731)	(46%	)
Foreign exchange translation adjustment	(185,860)	97,915	(290%	)
Comprehensive loss	$(4,132,988)	(7,156,816)	$(42%	)

Net sales. We had net sales of $433,554 for the fiscal year ended March 31, 2012, as compared with net sales of $188,227 for the fiscal year ended March 31, 2011. During fiscal year 2011, we ran the Ana Maria facility at lower capacities due to the increased price of minerals. Our original business plan anticipated that third party mineral would be consigned to us, and that we would be required to pay for the cost of the mineral after their copper had been produced and sold. As the price of finished copper has increased to over $4.00 per pound during the fiscal year, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. The result has had no artificial affect on the cost of the ore, but it has put the miners into a stronger negotiating position on the sales of their ore. As a result, the market now demands that any producer must purchase the ore by providing payment at the delivery of the ore. This has substantially increased the amount of working capital required to ramp the plants. For a significant portion of the fiscal year 2012, while we saw an increase in net sales, we were working with limited capital resources and as a result operated at significantly lower capacities as well.

Cost of sales. Cost of sales includes direct costs associated with the sale of our products. Cost of sales was $1,496,867 for the fiscal year ended March 31, 2012, as compared with $1,604,119 for the fiscal year ended March 31, 2011. The slight decrease in cost of sales was mainly due to higher material, labor and other direct costs allocated with production and higher amortization on plant and equipment in fiscal year 2011. The lower cost reflected in fiscal year 2012 is due to the fact that the Company was operating with limited resources and as a result we were forced to limit labor and other variable costs as much as possible.

Gross profit (loss). Gross profit (loss) is equal to the difference between our net sales and the cost of sales. For the fiscal year ended March 31, 2012, we had a gross loss of $1,063,313, as compared with a gross loss of $1,415,892 for the fiscal year ended March 31, 2011. The increase in gross loss was primarily due to the decrease in net sales and increase of cost of sales as discussed above.

Operating expenses. Our operating expenses consist of impairment of mining rights, salaries and wages, general and administrative expenses and professional fees.

Impairment of mining rights. For the fiscal year ended March 31, 2012, impairment of mining rights was $380, as compared with $44,097 for the fiscal year ended March 31, 2011. We have expensed mining rights, since we currently have no formal plans to exploit these mining rights.

Salaries and wages. Salaries and wages amounted to $160,232 for the fiscal year ended March 31, 2012, as compared to $156,318 for the fiscal year ended March 31, 2011, a decrease of $3,914. As the price of ore continued to rise during both the 2011and 2012 fiscal years, we encountered working capital challenges and were forced to limit overhead costs. With limited production, we worked hard to minimize salaries and wages during both fiscal years.

General and administrative expenses. General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. General and administrative expenses for the fiscal year ended March 31, 2012 were $1,394,148, as compared with $1,267,064 for the fiscal year ended March 31, 2011. The increase of $127,084 was primarily due to the increased costs of being a publicly traded company and the required costs to support multiple sites and projects.

Professional fees. Professional fees consist of legal fees, accounting fees and other fees associated with our private placement transaction and operations as a public company. For the fiscal year ended March 31, 2012, professional fees were $174,304, as compared with $676,305 for the fiscal year ended March 31, 2011. The decrease was due to the fact that the Company operated with limited resources during fiscal year 2012 and as a result minimized all professional fees. In addition, during fiscal year 2011 the Company commenced a private placement transaction which required additional professional fees to support and augment the Company during this time.

Other expense – interest. On May 12, 2010 (during fiscal year 2011), we commenced a private placement of common shares, warrants and make good warrants. The direct financing costs were allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants were recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method, while amounts related to the common stock directly offset the carrying value of the redeemable common stock. For the fiscal year ended March 31, 2012, we amortized deferred finance costs of $100,189, as compared to $81,825 in deferred finance costs during the fiscal year ended March 31, 2011.

Other expense – derivative financial instrument. For the fiscal year ended March 31, 2012, we recognized an expense for derivative financial instrument of $741,812, as compared to $3,356,192 expense for derivative financial instrument during the fiscal year ended March 31, 2011. On May 12, 2010, (during fiscal year 2011), we commenced a private placement of common shares, warrants and make good warrants. We valued our derivative financial instruments on inception (May 12, 2010) at fair value for $2,510,093. Derivative financial instruments are initially, and subsequently, measured at fair value and were recorded as liabilities. The fair value of the derivative liabilities increased to $5,866,285 as of March 31, 2011 (an increase of $3,356,192). This increase of $3,356,192 is reflected as an other expense-derivative financial instrument for the year ended March 31, 2011. The fair value of the derivative liabilities increased to $6,608,097 as of March 31, 2012 (an increase of $741,812 as compared to March 31,2011). This increase of $741,812 is reflected as an other expense-derivative financial instrument for the year ended March 31, 2012.

Imputed interest expense. Imputed interest expense is related to unsecured, no interest promissory notes from related parties. These loans were valued at fair value at inception. We recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Discounts associated with these notes are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. We recognized interest expense to amortize discounts on promissory notes to related parties for the fiscal year ended March 31, 2012 in the amount of $312,748, as compared with $257,038 for the fiscal year ended March 31, 2011.

Net loss. As a result of the cumulative effect of the foregoing factors, we generated a net loss of $3,947,128 for the fiscal year ended March 31, 2012, as compared to a net loss of $7,254,731 for fiscal year ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012 we had cash and cash equivalents of $300 and had a working capital deficit of $5,302,568. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in U.S. dollars)

	Fiscal Year Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$(1,601,954)	$(4,028,151)
Net cash provided by (used in) investing activities	(132,566)	(2,127,868)
Net cash provided by (used in) financing activities	1,226,277	5,892,734
Effects of Exchange Rate Change in Cash	71,419	700,409
Net Increase in Cash and Cash Equivalents	(436,824)	437,124
Cash and Cash Equivalents, Beginning	437,124	-
Cash and Cash Equivalent, End	$300	$437,124

Operating Activities

Net cash used in operating activities was $1,601,954 for fiscal year ended March 31, 2012, as compared to $4,028,151 net cash provided by operating activities for the fiscal year ended March 31, 2011. The decrease in cash used in operating activities is mainly due to the smaller net loss and the smaller fair value adjustment relating to warrants outstanding for the fiscal year ended March 31, 2012.

Investing Activities

Net cash used in investing activities for the fiscal year ended March 31, 2012 was $132,566, as compared to $2,127,868 for the fiscal year ended March 31, 2011. This decrease is mainly due to the fact that the Company had limited resources and liquidity in fiscal year 2012 and as a result minimized its acquisition of property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the fiscal year ended March 31, 2012 was $1,226,277, as compared to $5,892,734 for the fiscal year ended March 31, 2011. This decrease was primarily due to the fact the Company did not sell any common stock during the fiscal year ended March 31, 2012.

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

As of March 31, 2011, we determined that in order to fully operate on our business plan, we would need an aggregate of approximately $2.1 million to operate at full capacity at our Ana Maria and Filomena plants. In addition, we determined that we would need approximately $1.0 million for working capital. Accordingly, on May 8, 2012, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we agreed to issue and sell to such investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes, which notes are convertible into shares of the Company’s common stock at $2.00 per share and (ii) warrants to purchase such number of shares of Common Stock equal to 50% of the number of shares of common stock that the notes purchased by the investors may be convertible into, at an exercise price of $2.00 per share. On May 8, 2012, we completed the initial closing with the investors in which we issued and sold (i) notes in the aggregate original principal amount of $2,120,000, and (ii) warrants to purchase an aggregate of 530,000 shares of common stock, in exchange for aggregate gross proceeds of $2,120,000. On June 7, 2012, we effected a second and final closing pursuant in which we issued and sold to investors (i) notes in the aggregate original principal amount of $1,015,000 and (ii) warrants to purchase an aggregate of 253,750 shares of common stock, for aggregate gross proceeds of $1,015,000. In total, we raised $3,135,000 in aggregate gross proceeds from the two closings of the offering.

Obligations under Material Contracts

As of March 31, 2012, there were outstanding loans made to the Company in the aggregate amount of $5,160,583. On May 8, 2012. the Company and certain creditors of the Company which had loaned the Company an aggregate of approximately $4,267,774 entered into separate loan repayment agreements whereby the creditors will each agree to allow the Company to defer repayment of their respective loans to the Company until the later of (i) May 8, 2013 and (ii) such time at the Company reports positive net-income on its quarterly or annual financial statements filed with the SEC.

The following table lists the loans which will be deferred in accordance with the Loan Repayment Agreements:

Creditor	Amount of Loan(s) Deferred
Jorge Fernando Pizarro Arriagada	CLP$104,579,970
Iván Orlando Vergara Huerta	CLP$165,770,750
Jorge Orellana	CLP$103,985,073
Geominco E.I.R.L	CLP$1,409,005,176
Importadora y Exportadora Bengolea Ltda.	US$500,000
Halter Financial Group	US$190,000

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

  Machinery and Equipment. Machinery and equipment is recorded at cost and is stated net of accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The costs of improvements that extend the life of equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.Machinery and equipment are depreciated at rates sufficient to write off their cost over their estimated useful lives on a straight-line basis. The estimated useful lives of the assets are as follows: Property, Plant and Equipment -10 years. Additions during the year are amortized on half year rule.

  Revenue Recognition. Copper sales prices are provisionally set on a specified future date based upon market commodity prices. Revenue is recognized at the time of delivery when risk of loss passes to the customer, and collectability is reasonably assured. The Company typically receives the final payment the day following delivery of copper cathodes, which minimizes price difference. However, revenue is provisionally measured using forward market prices on the expected date that final selling prices will be fixed. Variations occur between the price recorded on the date of revenue recognition and the actual final price due to changes in market copper prices, which result in the existence of an embedded derivative in the accounts receivable. In the absence of price variations, the company did not record any embedded derivative during the year. This embedded derivative is recorded at fair value each period until final settlement occurs, with changes in fair value classified as provisional price adjustments and included as a component of revenue. There were no provisional price adjustments during the year ended March 31, 2012 and March 31, 2011.

  Comprehensive income. The Company has chosen to report comprehensive income in the statements of changes in stockholders’ deficiency. Comprehensive income comprised net income and all changes to stockholders' deficiency except those due to investments by owners and distributions to owners.

  Assets Retirement Obligation. The Company discloses its financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. The fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at March 31, 2012 and 2011, there are no assets retirement obligations.

  Income Taxes. The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized. As of March 31, 2012 and 2011, the Company had reduced its deferred tax assets by recording a valuation allowance (see Note 12).

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

  Earnings (Loss) Per Share. The Company computes net loss per of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available tocommon shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2012, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting disclosed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on that evaluation, our management concluded that our internal controls over financial reporting as of March 31, 2012 were not effective due to the following material weaknesses: We need to increase our qualified accounting personnel and enhance the supervision, monitoring and reviewing of financial statements preparation processes.

In order to correct the foregoing material weaknesses, during the fiscal year 2012, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

  We have several new Directors, including our Chairman of the Board, with extensive business, financial and US public company experience.

  We have established an audit committee of our board of directors. Each of our audit committee members has substantial experience and knowledge in finance and corporate governance. The audit committee will provide oversight of our accounting and financial reporting;

  We are drafting an accounting manual and closing procedures in accordance with U.S. GAAP and SEC reporting standards;

  We have hired a Chief Financial Officer who has substantial knowledge of, and experience regarding, U.S. GAAP and SEC reporting requirements.

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

Except as described above, during the fourth quarter of the fiscal year ended March 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of the fiscal year ended March 31, 2011, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers The following table sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Jorge Osvaldo Orellana Orellana	55	Chief Executive Officer, President and Secretary
Gerard Pascale	43	Chief Financial Officer and Treasurer
James Groh	59	Chairman
Jorge Fernando Pizarro Arriagada	53	Director
William E. Thomson	68	Director
Pierre Galoppi	52	Director

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

Gerard Pascale. Mr Pascale became our Chief Financial officer on May 24, 2012. Mr. Pascale is the President and Founder of SC Financial, LLC, which specializes in advising both US and international clients on valuation, financial modeling and the responsibilities of publicly traded US companies. For the three years prior to founding SC Financial, LLC in 2007, Mr. Pascale was responsible for managing the affairs of clients of Heritage Management Consultants. In this role he specialized in providing finance and SEC support in connection with listing in the US, including developing business plans, reviewing financial statement preparation, preparing financial projections and budgets and preparing and making presentations to US investors. Mr. Pascale has an MBA from the University of Chicago. Mr. Pascale became a Certified Public Accountant in 1993.

James Groh. Mr. Groh became the Chairman of our Board of Directors on May 8, 2012. Mr. Groh currently serves as the Executive Managing Director of HFS, a U.S. based investment banking firm, a position he has held since 2007. Prior to joining HFS, Mr. Groh served as the President of WLT Brothers Capital, also a U.S. based investment banking firm, beginning in 2007. From 2005 until 2007, Mr. Groh was the founder and president of Heritage Management Consultants, Inc. Mr. Groh began his career in the industry with the Burroughs Corporation, where he held a number of progressively more responsible executive positions, retiring in 1996 as the Executive Vice President and Director of International Imaging Materials, Inc. Mr. Groh was instrumental in the company’s 1993 IPO and subsequent operation as a public company. Mr. Groh has extensive operating experience and financial industry experience and has previously served on a number of corporate and not for profit boards, as well as the Board of the Canisius College Center for Entrepreneurship. Mr. Groh holds a B.S. in Industrial Engineering from Cornell University and an MBA with concentration in Finance from the Rochester Institute of Technology

Jorge Fernando Pizarro Arriagada. Mr. Pizarro became a member of our Board of Directors on May 27, 2010. Mr. Pizarro has over twenty years experience working in the mining industry in Chile, specifically in development phases of mining operations. Prior to co-founding Minera in January 2008, he worked for Codelco from 1991 to 2007. In 1996, Mr. Pizarro was transferred into corporate management at Codelco, becoming responsible for exploration and reserves certification. During this period, Mr. Pizarro had oversight responsibility for the discovery and certification of copper reserves in excess of 400 million metric tons, including a major new deposit (Gaby Reserves) within the Chuquicamata site, extending the life of the mining complex by several decades. Mr. Pizarro received a degree in Geology from the Universidad de Chile in Santiago in 1984.

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

Pierre Galoppi. Mr. Galoppi became a member of our Board of Directors on May 8, 2012. Mr. Galoppi previously served as the Company’s sole director and officer from November 2008 until May 2010. Mr. Galoppi currently serves as Director of Business Development (Latin America) for Halter Financial Group, an integrated financial services company with a focus on financial consulting and asset management, a position he has held since 2007. Mr. Galoppi is also the President of PMG Capital Corporation, a company dedicated to providing consulting services in the areas of regional aviation and financial services, which Mr. Galoppi founded in 2006. From 2001 until 2006, Mr. Galoppi served as founder and President of PWG Trading Corporation, a company which developed a network of specialized travel offices. From 1994-2000 Mr. Galoppi served as the Chief Operating Officer and Chief Financial Officer of Gulfstream International Airlines. Mr. Galoppi has extensive operating and business management experience and holds both a B.A. in commerce and an MBA from Concordia University in Montreal. Mr. Galoppi is fluent in five languages including English, Spanish, Italian, French and Portuguese.

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

James Groh. Mr. Groh has extensive operating experience and financial industry experience and has previously served on a number of corporate and not for profit boards.

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

Pierre Galoppi. Mr. Galoppi has extensive operating and business management experience.

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

In fiscal year 2012, none of our directors, executive officers or persons holding more than 10% of our common stock were late in filing any report regarding their respective ownership of our common stock..

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

Audit Committee and Audit Committee Financial Expert

William Thomson is currently serving as the Audit Committee Chairman and is qualified financial expert with significant audit committee experience. The audit committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)
Jorge Osvaldo Orellana Orellana,	2012	-	-	-	-
Chairman, CEO and President (1)	2011	$2,705	-	-	$2,705
Pierre Galoppi,	2012	-	-	-	-
Former President and CFO (2)	2011	-	-	-	-

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

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the fiscal year ended March 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our voting stock as of July 13, 2012 (i) by each person who is known by us to beneficially own more than 5% of each class our voting stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at Jorge Canning 1410, Ñuñoa, Santiago, Chile.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Jorge Osvaldo Orellana Orellana	Chairman, CEO and President	Common Stock	3,888,000(3)	38.18%
Gerard Pascale	CFO	Common Stock	20,000	*
Jorge Fernando Pizarro Arriagada	Director	Common Stock	1,662,000(4)	16.32%
James Groh	Chairman	Common Stock	93,246(5)	*
William E. Thomson	Director	Common Stock	2,500	*
Pierre Galoppi	Director	Common Stock	245,634	2.4
All officers and directors as a group (6 persons named above)		Common Stock	5,911,380	58.05%
5% Security Holders
Inversiones Orellana uno Ltda.		Common Stock	3,888,000	38.18%
Inversiones Pizarro Rodríguez uno Ltda.		Common Stock	1,662,000	16.32%
Jorge Osvaldo Orellana Orellana	Chairman, CEO and President	Common Stock	3,888,000(3)	38.18%
Jorge Fernando Pizarro Arriagada	Director	Common Stock	1,662,000(4)	16.32%
Timothy P. Halter 174 FM 1830 Argyle, TX 76226		Common Stock	901,394(5)	9.61%
David Brigante 174 FM 1830 Argyle, TX 76226		Common Stock	747,498(6)	7.97%
George L. Diamond 174 FM 1830 Argyle, TX 76226		Common Stock	675,082(7)	7.20%
Marat Rosenberg 174 FM 1830 Argyle, TX 76226		Common Stock	675,554(8)	7.20%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 10,182,150 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of July 13, 2012. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Includes 3,888,000 shares held by Inversiones Orellana uno Ltda. Mr. Orellana is the sole shareholder of Inversiones Orellana uno Ltda and has voting and investment control over the securities held by it.

(4)

Includes 1,662,000 shares held by Inversiones Pizarro Rodríguez uno Ltda. Mr. Pizarro is the sole shareholder of Inversiones Pizarro Rodríguez uno Ltda. and has voting and investment control over the securities held by it.

(5)	Includes 88,451 shares held by Heritage Management Consultants Inc., and Mr. Groh has voting and investment control over the securities held by it.

(6)

Includes 275,349 shares held by TPH Capital, L.P., or TPH, 44,965 shares underlying a warrant to purchase shares of common stock issued to TPH, 119,092 shares held by Halter Financial Investments, L.P., or HFI, 393,642 shares held by Halter Financial Group, L.P., or HFG, and 68,346 shares underlying a 3% convertible promissory note in the principal amount of $190,000 issued to HFG. Mr. Halter is the sole member of TPH Capital GP, LLC, which is the sole general partner of TPH. TPH is a limited partner of HFI and HFG. Mr. Halter therefore may be deemed to be a beneficial owner of the shares held by TPH, HFI and HFG.

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

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our fiscal year ending March 31, 2012, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  From time to time, we have borrowed funds from certain shareholders, directors and officers, as of March 31, 2012. As of March 31, 2012, there were outstanding loans made to the Company by such related persons in the aggregate amount of approximately $3,808,060. On May 8, 2012. the Company and these related persons entered into separate loan repayment agreements whereby the related persons will each agree to allow the Company to defer repayment of their respective loans to the Company until the later of (i) May 8, 2013 and (ii) such time at the Company reports positive net-income on its quarterly or annual financial statements filed with the SEC. The following table lists the loans which will be deferred in accordance with the loan repayment agreements:
Creditor	Amount of Loan(s) Deferred
Jorge Fernando Pizarro Arriagada	CLP$104,579,970
Iván Orlando Vergara Huerta	CLP$165,770,750
Jorge Orellana	CLP$103,985,073
Geominco E.I.R.L	CLP$1,409,005,176
Halter Financial Group	US$190,000
  During the 2011 fiscal year, we had equipment rental and consulting expenses of $532,579 to a related party, a party related by virtue of companies under common control. The related party in this instance was Geominco. Included in property plant and equipment for fiscal year 2011 are amounts for $392,553 capitalized for equipment rental to a related party, a party related by virtue of companies under common control. The Company rented this equipment from Geominco, which is a related party as stated above.

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

Director Independence

Messrs. Jorge Fernando Pizarro Arriagada, William Thomson, James Groh and Pierre Galoppi each serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2012 and 2011:

	Year Ended March 31,
	2012	2011
Audit Fees	$95,000	$85,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$95,000	$95,000

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

Date: July 16, 2012

CHILE MINING TECHNOLOGIES INC.

By:	/s/ Jorge Osvaldo Orellana Orellana
Jorge Osvaldo Orellana Orellana
Chief Executive Officer

By:	/s/ Gerard Pascale
Gerard Pascale
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jorge Osvaldo Orellana Orellana	Chairman and Chief Executive Officer	July 16, 2012
Jorge Osvaldo Orellana Orellana	(Principal Executive Officer)

/s/ Gerard Pascale	Chief Financial Officer	July 16, 2012
Gerard Pascale	(Principal Financial and Accounting Officer)

/s/ Jorge Fernando Pizarro Arriagada	Director	July 16, 2012
Jorge Fernando Pizarro Arriagada

/s/ William E. Thomson	Director	July 16, 2012
William E. Thomson

/s/ Gerard Pascale	Director	July 16, 2012
James Groh

/s/ Pierre Galoppi	Director	July 16, 2012
Pierre Galoppi

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2012 and 2011

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chile Mining Technologies Inc.

We have audited the accompanying consolidated balance sheets of Chile Mining Technologies Inc. as at March 31, 2012 and 2011 and the related consolidated statements of operations, deficit, comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chile Mining Technologies Inc. as at March 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended March 31, 2012 and 2011 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the continuance of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of copper. This raises substantial doubt about it ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
July 13, 2012	Licensed Public Accountants

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED BALANCE SHEETS AS AT MARCH 31,
(Amounts expressed in U.S. Dollars)

	2012	2011

ASSETS

Current
Cash and cash equivalents	300	437,124
Sundry assets and other receivables (Note 14)	$3,940	$279,942
Inventory (Note 13)	35,403	95,508
	39,643	812,574
DEPOSITS AND OTHER ASSETS (Note 15)	1,002,739	932,291
DEFERRED FINANCING COSTS (Note 8 (b))	108,318	208,507
PROPERTY PLANT AND EQUIPMENT (Note 3)	4,766,253	5,235,099

	$5,916,953	$7,188,471

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,721,650	$1,269,259
Loan from related party (Note 5 (a))	548,938	104,857
Loan from non related party (Note 18)	560,000
Obligation under capital leases (Note 9)	482,787	374,055
Due to related party (Note 5(b))	1,838,836	1,381,490
Convertible Promissory Note (Note 8 (c))	190,000	190,000

	5,342,211	3,319,661

PROMISSORY NOTES (Note 4)	2,022,809	1,607,983
LONG TERM -OBLIGATION UNDER CAPITAL LEASE (Note 9)		317,718
DERIVATIVE FINANCIAL INSTRUMENTS (Note 8 (a))	-	5,866,285

	7,365,020	11,111,647

REDEEMABLE COMMON STOCK (Note 8 (b))	-	3,128,605
Stockholders’ deficiency
Capital stock (note 6)	10,062	9,365
Additional paid in capital	11,558,314	1,822,309
Deficit	(13,043,895)	(9,096,767)
Accumulated other comprehensive income	27,452	213,312

	(1,448,067)	(7,051,781)

Total liabilities and stockholders’ deficiency	$5,916,953	$7,188,471

Going Concern (Note 1)
Related Party Transactions (Note 5)
Commitments (Note 17)
Subsequent events (Note 19)

The accompanying notes are an integral part of the consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in U.S. Dollars)
For the Years Ended March 31,

	2012	2011
Sales	$433,554	$188,227
Cost of sales	1,496,867	1,604,119
Gross loss	(1,063,313)	(1,415,892)
Operating expenses:
Impairment of mining rights (Note 7)	$380	44,097
Salaries and wages	160,232	156,318
General and administrative	1,394,148	1,267,064
Professional fees	174,306	676,305
	1,729,066	2,143,784
Operating loss before the undernoted	(2,792,379)	(3,559,676)
Amortization of deferred finance costs (Note 8 (b))	(100,189)	(81,825)
Fair value adjustment relating to warrants (Note 8 (c))	(741,812)	(3,356,192)
Imputed interest expense (note 4)	(312,748)	(257,038)
Net Loss for the year	(3,947,128)	(7,254,731)
Foreign exchange translation adjustment for the year	(185,860)	97,915
Comprehensive loss for the year	$(4,132,988)	$(7,156,816)
Weighted average number of common shares outstanding	9,515,509	8,851,914
Loss per share – basic and diluted	$(0.41)	$(0.82)

The accompanying notes are an integral part of the consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in U.S. Dollars)
For the years ended March 31,

	2012	2011

Cash Flows from Operating Activities:
Net loss	$(3,947,128)	$(7,254,731)
Impairment of mining rights	380	44,097
Amortization	464,923	366,402
Imputed interest expense	312,748	257,038
Issue of convertible promissory note for professional services	-	190,000
Warrant derivative liabilities expensed	-	62,176
Amortization of deferred finance costs	100,189	81,825
Fair value adjustment relating to warrants	741,812	3,356,192
Changes in non-cash working capital:
Decrease (Increase) in sundry assets and other receivables	271,056	(266,583)
Decrease (Increase) in inventory	58,177	(90,950)
Decrease (Increase) in goods in transit	-	22,850
Increase in accounts payable and accrued liabilities	486,854	20,599
Increase in deposits and other assets	(90,965)	(817,066)
Net Cash used by Operating Activities	(1,601,954)	(4,028,151)

Cash Flows from Investing Activities:
Acquisition of mining rights	(380)	(44,097)
Acquisition of property plant and equipment	(132,186)	(2,083,771)
Net Cash used by Investing Activities	(132,566)	(2,127,868)

Cash Flows from Financing Activities:
Repayments of promissory notes	-	(902,997)
Due from related party	491,139	712,911
Loan from related party	436,430	104,857
Loan from non- related party	560,000	-
Capital lease increase (repayment)	(261,292)	691,773
Proceeds from redeemable common stock, net	-	5,286,190
Net Cash Provided By Financing Activities	1,226,277	5,892,734

Effects of foreign currency exchange rate changes	71,419	700,409
Net Increase (Decrease) in Cash and Cash Equivalents	(436,824)	437,124
Cash and Cash Equivalents at beginning of the year	437,124	-
Cash and Cash equivalents at end of the year	$300	$437,124

Supplemental information:
Income tax paid	Nil	Nil
Interest paid	Nil	Nil

The accompanying notes are an integral part of the consolidated financial statements.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Amounts expressed in U.S. Dollars)

					Accumulated
	Number of		Additional		Other
	common	Capital	Paid in		Comprehensive
	shares	stock	Capital	Deficit	Income	Total
Balance as at March 31, 2010	6,000,000	6,000	1,409,173	(1,842,036)	115,397	(311,466)
Private placement of shares	2,089,593	2,090				2,090
Stock for credit facility-AIBC	75,000	75				75
Reverse acquisition adjustment	4,800,500	4,800	(4,800)
Cancellation of common shares	(3,600,500)	(3,600)	3,600			-
Forgiveness of debt by related parties			661,552			661,552
Discount on promissory notes adjusted due to forgiveness of debt			(261,051)			(261,051)
Premium on convertible promissory note			13,835			13,835
Net loss for the year				(7,254,731)		(7,254,731)
Foreign currency translation earnings					97,915	97,915
Balance as at March 31, 2011	9,364,593	9,365	1,822,309	(9,096,767)	213,312	(7,051,781)
Issue of shares due to non- performance	697,682	697	(697)
Transfer of derivative liabilities to equity			6,608,097			6,608,097

Transfer of redeemable common stock to equity			3,128,605			3,128,605
Net loss for the year				(3,947,128)		(3,947,128)
Foreign currency translation					(185,860)	(185,860)
Balance as at March 31, 2012	10,062,275	10,062	11,558,314	(13,043,895)	27,452	(1,448,067)

The accompanying notes are an integral part of the consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
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

Private Placement Transaction

On May 12, 2010, the Company also completed a private placement transaction with a group of accredited investors. Pursuant to a securities purchase agreement that was entered into with the investors and Minera (the “Securities Purchase Agreement”), the Company issued to the investors an aggregate of 2,089,593 shares of common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, and warrants (the “Closing Warrants”) to purchase up to 1,044,803 shares of the Company’s common stock. The Closing Warrants have a term of four years, bear an exercise price of $3.61 per share (subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date.

Pursuant to the Securities Purchase Agreement, the Company also agreed to certain “make good” provisions. Under the “make good” provisions, the Company issued additional warrants (the “Make Good Warrants”) to the investors to purchase up to an aggregate of 2,089,593 shares of its common stock, at an exercise price of $0.01 per share, which will only become exercisable if the company does not meet certain financial performance targets in 2011 and 2012. The “make good” provisions established minimum net income thresholds of $14,382,102 and $15,179,687 for the 2011 and 2012 fiscal years, respectively. If, in a given fiscal year, 90% of the applicable minimum net income threshold is not met, such aggregate number of Make Good Warrants will become exercisable equal to the amount by which the Company’s actual net income is less than the applicable financial target, divided by the financial target, and multiplied by 2,089,593. In connection with the private placement, the Company also entered into (i) a registration rights agreement, pursuant to which the Company is obligated to register the shares of common stock issued to investors, including the shares of common stock underlying the warrants, within a pre-defined period and (ii) a closing escrow agreement, with Halter Financial Securities, Inc., as placement agent, and Securities Transfer Corporation, as escrow agent, for deposit of funds by the investors. The company also entered into lock-up agreements with each of its directors and officers, pursuant to which each of them agreed not to transfer any shares of capital stock held directly or indirectly by them for a one year period following the effective date of a registration statement covering the shares issued in connection with the private placement.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficit of $5,302,568 and has incurred a deficit of $13,043,895 for the cumulative period to March 31, 2012. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of copper. Management has plans to seek additional capital through private placements and public offering of its capital stock. Subsequent to the year the Company raised $3,135,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the near future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

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
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

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

There were no provisional price adjustments during the year ended March 31, 2012 and March 31, 2011.

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

The fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at March 31, 2012 and 2011, there are no assets retirement obligations.

Income Taxes

The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized. As of March 31, 2012 and 2011, the Company had reduced its deferred tax assets by recording a valuation allowance (see Note 12).

Impairment and Disposal of Long-Lived Assets

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

Recent pronouncements

On November 1, 2010, the Company adopted ASU 2010-06. ASU 2010-06 updates FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. There was no material impact on the Company’s financial statements related to the adoption of this guidance.

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Comprehensive Income:

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as a part of the statement of equity. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements. ASU 2011-05 and ASU 2011-12 are effective for the Company in its first quarter of fiscal 2013 and should be applied retrospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-05 and ASU 2011-12 on its consolidated financial statements.

3.	PROPERTY PLANT AND EQUIPMENT

	March 31, 2012			March 31, 2011
		Accumulated
	Cost	Amortization	Net	Net
	$	$	$	$
Santa Filomena Plant	1,065,602	-	1,065,602	911,212
Land-Santa Filomena Plant	51,146	-	51,146	52,428
Ana Maria Plant and equipment	4,382,093	901,042	3,481,051	4,087,184
Machinery under construction	168,454	-	168,454	172,677
Arica leasehold improvement	-	-	-	11,598
	5,667,295	901,042	4,766,253	5,235,099

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

Property Plant and Equipment is translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The Santa Filomena Plant is not being amortized as plant is under construction. Amortization for the year amounted to $464,923 ($366,402 in 2011)

Included in property, plant and equipment are amounts relating to capital leases having a cost of $989,727 ($989,727 in 2011) and accumulated amortization of $132,560 ($33,587 in 2010).

4.	PROMISSORY NOTES

Promissory notes are unsecured and due to related parties payable as follows:

Company	Interest Rate	March 31,	March 31,
		2012	2011
Ivan Vergara	Nil	$285,521	$227,003
Jorge Pizarro	Nil	180,437	143,210
Geominco EIRL	Nil	1,556,851	1,237,770
Total Long Term		$2,022,809	$1,607,983

The above promissory notes are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. All long term liabilities are valued at fair market value at inception. These long term notes do not bear interest and had an original maturity date of March 31, 2013. Subsequent to the year, the maturity dates were extended to the later of 12 months from the closing of the June 2012 funding or at such time that the Company reports positive net income in its quarterly or annual financial statements (refer to note 19 relating to subsequent events). The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated by using the net present value of the loans, at an assumed interest rate of 18%. The amount of the discount, being $1,404,458 was recorded in “Additional paid in capital” on the opening balance sheet.

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

In addition, the Company credited additional paid in capital with $13,835 (refer to Note 8 (c))

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize discounts on promissory notes to related parties for the year ended March 31, 2012 in the amount of $312,748 ($257,038 in 2011).

5.	RELATED PARTY TRANSACTIONS

Year ended March 31, 2012

a) As of March 31, 2012, the Company has loans payable to related parties for $548,938. Loan for $152,622 is unsecured, free of interest and was payable on March 31, 2012. The balance loan for $396,316 is unsecured, free of interest and payable on demand. Subsequent to the year, the maturity dates were extended to the later of 12 months from the closing of the June 2012 funding or at such time that the Company reports positive net income in its quarterly or annual financial statements. (Also see note 19)

During the year, the Company paid salaries of $21,916 to parties that are related to the shareholder of the Company.

During the year, the Company had equipment rental and consulting expenses of $935,104 to a related party, a party related by virtue of companies under common control.

Included in Office and General Expenses are salaries paid to CEO Jorge Orellana of $92,714 and included in the Company’s accounts payable is $185,427, which represents the amount of salaries owed to Mr. Orellana.

The transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties under common control.

b) The company owes the following amounts to related parties:

Included in accounts payable and accrued liabilities are amounts owing for services provided by two directors for $42,500.

As of March 31, 2012 the Company owes Geominco E.I.R.L., a related party for $1,838,836. This advance is unsecured non-interest bearing and due on demand. Subsequent to the year, the maturity date was extended to the later of 12 months from the closing of the June 2012 funding or at such time that the Company reports positive net income in its quarterly or annual financial statements. (Also see note 19).

Year ended March 31, 2011

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
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

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

Issued

Preferred Stock: None issued and outstanding
Common Stock: 10,074,593 common shares (2011: 9,364,593 common shares)

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

Pursuant to the Securities Purchase Agreement, the Company also agreed to certain “make good” provisions. Under the “make good” provisions, the Company issued additional warrants (the “Make Good Warrants”) to the investors to purchase up to an aggregate of 2,089,593 shares of its common stock, at an exercise price of $0.01 per share, which will only become exercisable if the company does not meet certain financial performance targets in 2011 and 2012. The “make good” provisions established minimum net income thresholds of $14,382,102 and $15,179,687 for the 2011 and 2012 fiscal years, respectively. If, in a given fiscal year, 90% of the applicable minimum net income threshold is not met, such aggregate number of Make Good Warrants will become exercisable equal to the amount by which the Company’s actual net income is less than the applicable financial target, divided by the financial target, and multiplied by 2,089,593.Halter Financial Group, L.P. (“HFG”) provided certain advisory services to the Company in connection with the acquisition of Minera and the private placement transaction. At the closing, HFG was also issued a “Make Good” warrant, to purchase up to 985,104 shares of the Company's common stock (the “HFG Make Good Warrant”). The terms of the HFG Make Good Warrant are identical to the terms of the Make Good Warrants issued to the investors in the private placement.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

The Company was unable to meet minimum income thresholds in 2011 and again in 2012. The Company is obligated to issue 3,074,698 common shares on a cashless basis to meet the “make good” provisions of the “Make Good Warrants’. The Company transferred $6,608,097 from derivative liabilities to the credit of additional paid in capital (see note 8 (c)) . In addition the Company transferred $3,128,605 from redeemable common stock to additional paid in capital (see note 8(b)). As of March 31, 2012 the Company had issued 697,682 common shares for exercise of 809,104 make good warrants on a cashless basis.

7.	IMPAIRMENT OF MINING RIGHTS

The Company has expensed mining rights since the Company currently has no formal plan to exploit these mineral rights which are held at various areas in Chile for potential future exploitation.

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

The following table summarizes the components of the derivative liabilities as of March 31, 2011 and inception of the instruments:

May 2010 Private Placement:		March 31, 2012	March 31, 2011
Investor warrants	$	_	$882,859
Broker warrants		_	158,912
Credit facility warrants		-	304,200
Make Good warrants			3,072,048
Acquisition advisory fees:
Make Good warrants	-	1,448,266
Total derivative liabilities	$-	$5,866,285

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

At inception, warrants were classified as liabilities due to the fact that they were considered not to be indexed to the company's own stock and due to the firm registration rights embodied in the agreements. At March 31, 2012 all variability and rights resulting in liability classification were removed and the instruments were re-measured and reclassified to equity.

The following table summarizes the common shares indexed to the derivative instruments:

May 2010 Private Placement:	March 31, 2012	March 31, 2011
Investor warrants	-	1,044,803
Broker warrants	-	188,062
Credit facility warrants	-	360,000
Make Good warrants		1,186,119
Acquisition advisory fees:
Make Good warrants		559,176
	-	3,338,160

Make Good warrants indexed to 3,074,698 shares of common stock vested when the Company did not meet the performance condition as of March 31, 2012. At March 31, 2012 all variability and rights resulting in liability classification were removed and the instruments were remeasured and reclassified to equity

8(b) MAY 2010 PRIVATE PLACEMENT

On May 12, 2010, the Company commenced a private placement of (i) 2,089,593 shares of common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, (ii) Closing Warrants to purchase up to 1,044,803 shares of common stock, and (iii) Make Good Warrants to purchase up to an aggregate of 2,089,593 shares of common stock (the “May 2010 Private Placement). In connection with the May 2010 Private Placement, the Company entered into a Registration Rights Agreement related to the common stock and warrants that requires the Company to, among other things, file a Registration Statement within 65 days from the closing of the May 2010 Private Placement and achieve effectiveness as soon as possible , but in no event later than the 180th day following the Final Closing Date or the 5th trading day following the date on which the Company is notified that the initial Registration Statement will not be reviewed or is no longer subject to review and comments. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, the Company is required to classify the common stock outside of stockholders’ equity as redeemable common stock. At March 31, 2012 the Company reclassified these securities to permanent equity due to the fact that the registration requirement had been met.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

The Closing warrants included in the May 2010 Private Placement are indexed to 1,044,803 shares of the Company’s common stock and may be exercised until the fourth anniversary of their issuance at an exercise price of $3.61 per share. Pursuant to the Securities Purchase Agreement, the Company also agreed to issue Make Good warrants to investors to purchase up to an aggregate amount of 2,089,593 shares of its common stock at an exercise price of $0.01 per share which became exercisable when the Company did not meet certain financial performance targets in 2011 and 2012. The “make good” provisions established minimum net income thresholds of $14,382,102 and $15,179,687 for the 2011 and 2012 fiscal years, respectively. If, in a given fiscal year 90% of the applicable minimum net income threshold was not met, such aggregate number of Make Good warrants became exercisable equal to the amount by which the Company’s actual net income was less than the applicable financial target, divided by the financial target, and multiplied by 50% of the total warrant shares underlying the warrant agreement. The Closing and Make Good warrants were evaluated under the guidance of ASC 480, Distinguishing Liabilities and Equity for purposes of their classification. Due to the Make Good warrants contingent exercise provisions, they did not meet the definition of “indexed to a Company’s own stock” and were required to be classified as liabilities and measured at inception and an ongoing basis at fair value. As of March 31, 2012 the Make Whole warrants were no longer contingently exercisable and the registration rights agreement had been fulfilled. Accordingly, at March 31, 2012, the warrants met the 8 conditions for equity classification provided in ASC 815-40 and were revalued and reclassified to equity.

The total basis in the financing was allocated first to derivative instruments, required to be classified as liabilities with the remaining basis being allocated to the common stock

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

The Company amortized deferred finance cost by $100,189 during the year ended March 31, 2012. Deferred finance costs outstanding as of March 31, 2012 is $ 108,318.

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

8(c) CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT

HFG provided certain advisory services to the Company in connection with the acquisition of Minera and the May 2010 Private Placement. Pursuant to an advisory agreement that Minera entered into with HFG on April 16, 2009, HFG agreed to (a) advise Minera with regard to its desire to effect a combination transaction with a U.S. domiciled public shell corporation, (b) help Minera identify suitable investment bank(s) to act as placement agent for its contemplated private placement transactions and (c) counsel management on matters related to the operating a U.S. domiciled public company. Under the terms of the advisory agreement, HFG was entitled to receive a cash payment of $450,000 at the closing of the reverse acquisition of Minera. In lieu of such cash payment, HFG agreed to accept a cash payment of $260,000 and the HFG Note in the principal amount of $190,000 that accrues simple annual interest at a rate of 3%. The HFG Note is due and payable on the sooner of the closing of the next equity financing (including the receipt of additional funds by the Company from any subsequent closing of the May 12 private placement) or the 180th day following the date of its issuance. In addition, at any time that the HFG Note remains outstanding, it may be converted at HFG’s option into shares of the Company’s common stock at a conversion price of $2.78. Subsequent to the year, the maturity dates of this Note were extended to the later of 12 months from the closing of the June 2012 funding or at such time that the Company reports positive net income in its quarterly or annual financial statements (refer to note 19 relating to subsequent events).

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

At the closing, the Company had also issued to HFG the HFG Make Good Warrant for the purchase of up to 985,104 shares of common stock. The terms of the HFG Make Good Warrant are identical to the terms of the Make Good Warrants issued to the investors in the private placement and accordingly, they did not meet the definition of “indexed to a Company’s own stock” and were required to be classified as liabilities and measured at inception and an ongoing basis at fair value. As of March 31, 2012, HFG had exercised warrants for 492,552 common shares.

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
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

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

The following table illustrates the initial allocation:

Initial
Allocation
HBG Note	$190,000
HBG Make Good warrants	62,176
Additional paid in capital	13,835
Total	$266,011

Fair value Disclosures:

ASC 820, Fair value Measurements and Disclosures, provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Financial instruments arising from the May 2010 Private Placement that are measured at fair value on a recurring basis are (i) the investor warrants, (ii) the broker warrants, (iii) the credit facility warrants and (iv) Make Good warrants, respectively.

The warrants were valued using the Lattice technique, and the Company estimated (i) the volatility, based upon a reasonable peer group, (ii) the risk free rate as the published rate for zero coupon government securities with terms consistent with the contractual term.

Information and significant assumptions embodied in our warrant valuations (including ranges for certain assumptions) as of March 31, 2012 are illustrated in the following tables:

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

	Fair value	Closing	Make Good
	hierarchy	Warrants	warrants
Warrants to purchase common stock:
Stock price (1)	(2)	$2.00	$2.00
Strike price	n/a	$3.61	$0.01
Volatility (2)	(2)
Range of volatilities		55.47% - 78.29%	55.47% - 78.29%
Equivalent volatility		65.65%	65.65%
Term (years) (3)	(3)	2.12	2.12
Risk-free rate (2)	(2)
Range of risk free rates		0.07% -0.33%	0.07% -0.33%
Equivalent risk free rate		0.18%	0.18%
Dividends	n/a	--	--

Fair value hierarchy:

(1)

Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. The Company used its trading market price as of March 31, 2012 as input into the model which is a Level 1 input.

(2)

Level 2 inputs are inputs other than quoted prices that are observable. The Binomial Lattice model provides for multiple assumptions related to volatility and risk free rate over the remaining term of the warrants. The equivalents or averages of these assumptions are also provided above. The Company uses the current published yields for zero-coupon US Treasury Securities for its risk free rate. The Company did not have a historical trading history sufficient to develop an internal volatility rate for use in the Binomial Lattice model. As a result, the Company has used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics and who had a sufficient trading history were used as an estimate of the Company’s volatility. In developing this model, no one company was weighted more heavily.

(3)

Level 3 inputs are unobservable inputs. Inputs for which any parts are Level 3 inputs are classified as Level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term. The probability- weighted outcomes of achieving the performance conditions are also a Level 3 input.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high estimated volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

The following tables summarize the effects on the Company’s income (loss) associated with changes in the fair values of our derivative financial instruments for the year ended March 31, 2012:

May 2010 Private Placement:
Investor warrants	$468,072
Broker warrants	84,251
Credit facility warrants	304,200
Make Good warrants	(1,086,244)
Acquisition advisory fees:
Make Good warrants	(512,091)
$(741,812)

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

The following represents a reconciliation of the changes in the Company’s derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended March 31, 2012:

Balances at March 31, 2011	$5,866,285
Fair value adjustments	741,812

Transfer to additional paid in capital	(6,608,097)
Balances at March 31, 2012	$-

9.	OBLIGATION UNDER CAPITAL LEASE

The Company’s obligations to capital leases have been classified as current due to not meeting its payment schedule of fiscal year 2012. Subsequent to the year end, the Company began the process of re-negotiating their capital leases and payments going forward. As of the date of this audit report no new agreement has been finalized.

10.	SEGMENT INFORMATION

As at March 31, 2012 the Company operated in one reportable segment, being the exploration for and the development of mining rights in the Republic of Chile.

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

Management reviews its capital management approach on an ongoing basis and believes that this approach, given the foregoing paragraph and the relative size of the Company, is reasonable. There were no changes in the Company's approach to capital management during the year ended March 31, 2012.

12.	INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of March 31, 2012, the Company has net operating losses carried forward of approximately $8,103,383 ($5,210,815 – 2011) for tax purposes subject to expiration as described below. The Company is required to compute tax asset benefits for net, operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax rates applicable in each jurisdiction to the Company’s loss before income taxes. The components of these differences are as follows:

	March 31,2012	March 31,2011
Corporate income tax rate	17%	17%
Expected Income tax recovery	$(671,012)	$(1,233,304)
Permanent differences	179,275	614,833
Change in valuation allowance	491,737	618,471
Income tax provision	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	March 31,2012	March 31,2011
Non-capital loss carry forwards	$1,377,575	$885,838
Less: valuation allowance	(1,377,575)	(885,838)
Net deferred tax assets	$-	$-

The net operating losses have no expiration period under Chilean Income Tax Act and can be carried forward to offset against future income.

As of March 31, 2012, the Company has non-capital losses of approximately $8,103,383 available to offset future taxable incomes:

The following is the annual breakdown of losses

2010	$1,572,747
2011	$3,638,068
2012	$2,892,568
Total	$8,103,383

13.	INVENTORY

The quantity of material in ore on the leach pad is based on surveyed volumes of mined material. Sampling and assaying determine the estimated amount of copper contained in material delivered to the leach pad. As at March 31, 2012 and, 2011 the amount of copper contained in material delivered to the leach pad is at a level of 1%. Expected copper recovery rates are determined using small-scale laboratory tests, historical trends and other known factors, including mineralogy of the ore and rock type. The ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to over 90 percent depending on several variables, including type of processing, metallurgical processes and mineralogy. As at March 31, 2012 and 2011 the current ultimate recovery copper has been estimated at 80%.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

14.	SUNDRY ASSETS AND OTHER RECEIVABLES

	March 31,2012	March 31,2011
Employee advances	$3,940	$18,220
Deferred rent	-	156,865
Deposit for production materials	-	104,857
	$3,940	$279,942

In November 2010, the Company signed a ten year lease with an option to purchase for two properties owned by Mr. Santiago Lay in Arica, Republic of Chile. The Company would be obligated to pay a total monthly rent of $32,051 for the first 12 months (Chilean 15 million Pesos) which will be adjusted and offset with future royalty payments. The Royalty established was equivalent to ten percent of the net value of the ore to be extracted and sold, metallic or nonmetallic, taking as reference the rates established by ENAMI monthly. However, the Company, at its full cost, considered installing a plant to process the ore extracted. The royalty was to be paid monthly, starting in month thirteen counted from the signing of the contract. All direct and indirect expenses related to the program of exploration, conceptual study and feasibility study will be at the total and exclusive charge of the Company and not adjustable with the rent or royalty.

The company only paid two months of the actual minimum rent and therefore failed to deliver on the remaining balance owed on the purchase of the property. As a result of this agreement lapsing, the option to purchase this property was nullified and subsequent to the year end the Company let this agreement lapse. On May 19, 2012, the Company signed an agreement with Santiago Lay releasing it from any liabilities and future payments due from this agreement. With this agreement, Mr. Lay agreed to repay deposits paid by the Company as well as provide partial compensation for the work and studies performed on this property to a maximum of $560,000. The Company and Mr. Lay agreed to use this compensation to repay Minera Lincancabur’s loan of $500,000 with interest of $60,000 payable to Exportadora e Importadora Bengolea (Bengolea). In accordance with the final contract, Mr. Lay is currently repaying this loan directly to Bengolea (Also see note 18).

15.	DEPOSITS AND OTHER ASSETS

	March 31,2012	March 31,2011
Navidad (Arica) project	$560,000	$314,571
Value added taxes ("VAT")	376,638	433,175
Equipment deposit	66,101	184,545
	$1,002,739	$932,291

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

In November 2010, the Company signed a ten year lease with an option to purchase for two properties owned by Mr. Santiago Lay in Arica, Republic of Chile. Associated with this lease were certain deposits made by Minera Lincancabur as well as a monthly rent obligation over the first 12 months. The Company failed to make all of the payments over this 12 month period and as a result allowed the agreement to lapse. On May 19, 2012, the Company signed an agreement with Mr. Lay where he agreed to repay deposits paid by the Company as well as provide partial compensation for the work and studies performed on this property to a maximum of $560,000 (Also see note 14 and 18).

Value added tax balance represents net VAT recoverable which may be refunded or applied toward future corporate tax liability.

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

All financial instruments except for derivative financial instruments and cash and cash equivalent are classified as level 3. Both cash and cash equivalents and derivative financial instruments are classified as level 3.

	March 31, 2012		March 31, 2011
	Carrying		Carrying
Assets/Liabilities	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	300	300	437,124	437,124
Sundry assets and other receivables	$3,940	$3,940	$279,942	$279,942
Accounts payable and accrued liabilities	$1,721,650	$1,721,650	$1,269,259	$1,269,259
Due to related party	$1,838,836	$1,838,836	$1,381,490	$1,381,490
Loan from related party	$548,938	$548,938	$104,857	$104,857
Loan from non related party	$560,000	560,000	$-	-
Convertible Promissory Note	$190,000	190,000	$190,000	190,000
Promissory notes	$2,022,809	2,022,809	$1,607,983	1,607,983

Interest rate risk

The company’s exposure to interest rate fluctuations is not significant.

Credit risk

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

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

17.	COMMITMENTS

During the year, the Company received a loan from Exportadora e Importadora Bengolea (Bengolea), a non-related party for $500,000 for additional working capital. Associated with this loan, the company was committed to supply 100MT of cathodes per month to a customer for a period of 12 months for a total of 1,200MT commencing May, 2011. The selling prices are based on London metal prices less 8% commission. Any short supply will be carried forward to next month until the supply of 1,200MT is complete. As of March 31, 2012, the Company did not supply any cathodes and since the production from the Ana Maria plant was significantly limited Bengolea agreed to void the loan conditions for a full refund of their money plus a one-time payment of interest of $60,000. On May 19, 2012 the Company finalized an agreement between one of its debtors and Bengolea that released the Company from this loan through repayment of the loan with accrued interest (refer to Note 14 for the repayment agreement).

18.	LOAN FROM NON RELATED PARTY

During the year, the Company received a loan from Exportadora e Importadora Bengolea (Bengolea), a non-related party for $500,000 for additional working capital. This loan is free of interest and payable in six monthly equal installments commencing six months after the receipt of loan. The Company will be obligated to pay interest at 10% per annum in the event of default. The Company defaulted on the note and in settlement of the $500,000, Bengolea agreed to accept a one-time payment of interest of $60,000. On May 19, 2012 the Company finalized an agreement between one of its debtors and Bengolea that released the Company from this loan through repayment of the loan with accrued interest (refer to Note 14 for the repayment agreement).

19.	SUBSEQUENT EVENTS

Securities Purchase Agreement

On May 8, 2012, Chile Mining Technologies Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes (the “Notes”), which Notes mature on the five year anniversary of the date of issuance and shall be convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $2.00 per share (subject to adjustment) and (ii) warrants (the “Investor Warrants,” and together with the Notes, the “Securities”) to purchase such number of shares of Common Stock equal to fifty percent (50%) of the number of shares of Common Stock that the Notes purchased by the Investors may be convertible into, at an exercise price of $2.00 per share (subject to adjustment).

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 AND 2011
(Amounts expressed in U.S. Dollars)

The Notes are secured by the assets of the Company in the Republic of Chile, and the Company’s obligations under the Notes are guaranteed by the Company’s 99.9% owned subsidiary, Minera. In addition, the Company deposited an amount sufficient to satisfy the payment to the Investors of one annual payment of interest due on the aggregate principal amount of all Notes in the escrow account as partial security for the payment obligations under the Notes.

On May 8, 2012, the Company completed an initial closing pursuant to the Purchase Agreement in which the Company issued and sold to Investors (i) Notes in the aggregate original principal amount of $2,120,000 and (ii) Investor Warrants to initially purchase an aggregate of 530,000 shares of Common Stock, for aggregate gross proceeds of $2,120,000.

On June 7, 2012, the Company completed its second and final closing pursuant to the Purchase Agreement in which the Company issued and sold to investors (i) Notes in the aggregate original principal amount of $1,015,000 and (ii) investor Warrants to purchase an aggregate of 507,500 shares of Common Stock, for an aggregate gross proceeds of $1,015,000.

As a result of the two closings, the Company issued and sold to investors a total amount of $3,135,000 in notes and warrants to purchase a total of 1,037,500 shares of Common Stock.

Euro Pacific Capital, Inc. (“Europac”) and Halter Financial Securities Inc. (“HFS”) acted as the Company’s co-lead placement agents in connection with the Purchase Agreement. As compensation for their services, Europac and HFS received cash fees equal to 10% of the aggregate purchase price of the Notes placed by each of them. In addition, they (or their respective designees) received warrants (the “Agent Warrants”) for the purchase of a number of shares of Common Stock equal to 10% of the aggregate purchase price of the Notes placed by each of them. The principle terms of the Agent Warrants are identical to those of the Investor Warrants.

In connection with the initial closing on May 8, 2012, Europac and HFS received cash fees equal to $169,600 and $42,400, respectively, and Agent Warrants for the purchase of 84,800 and 21,200 shares of Common Stock, respectively. In connection with the second closing on June 7, 2012, Europac and HFS received cash fees equal to $81,200 and $20,300, respectively, and Agent Warrants for the purchase of 40,600 and 10,150 shares of Common Stock, respectively

On May 8, 2012, the Company also entered Loan Repayment Agreements (the “Repayment Agreements”) with certain creditors of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding.

Narnia Mine Acquisition

On June 28, 2012 Chile Mining Technologies contracted with Narnia Uno Al Las Veinte to acquire 90 hectares of mining property located in the Commune of Illapel for a total purchase price of $112,000,000 CLP (roughly $222,000 USD). All rights to the property belonged to the seller and the property was properly registered under the Conservatory of Mines of the City of Illapel (ROL #43011253-8). All properties and rights will transfer from seller to buyer provided price of $112M CLP is met. As of June 30, 2012, the Company had made payments totaling $32,000,000 CLP (roughly $63,500 USD) toward the purchase price. Additional monthly payments will be made through February 2013 to complete the sale. The mine is expected to have a useful life of 5-6 years for CMTI and provide minerals mainly for the Ana Maria plant.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement, dated May 12, 2010, among the Company, Minera Licancabur, S.A. and its shareholders [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
3.1	Articles of Incorporation of the Company, as amended to date [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
3.2	Amended and Restated Bylaws, adopted on May 12, 2010 [Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.1	Form of Closing Warrant, dated May 12, 2010 [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.2	Form of Make Good Warrant, dated May 12, 2010 [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.3	Warrant issued to Halter Financial Group, L.P. on May 12, 2010 [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.4	Convertible Promissory Note issued Halter Financial Group, L.P. on May 12, 2010 [Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.5	Form of Registration Rights Agreement, dated May 12, 2010 [Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.1	Cancellation Agreement, dated May 12, 2010, among the Company, Halter Financial Investments, L.P. and Mr. Pierre Galoppi [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.2	Form of Securities Purchase Agreement, dated May 12, 2010 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.3	Closing Escrow Agreement, among the Company, Halter Financial Securities, Inc. and Securities Transfer Corporation, dated May 12, 2010 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.4	Form of Lock-up Agreement, dated May 12, 2010 [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.5	Letter Agreement, dated May 6, 2010, between Minera Licancabur S.A. and AIBC International Corp.(SR) [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.9	Nominee Agreement, dated May 12, 2010, between the Company and Jorge Osvaldo Orellana Orellana [Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-168187)]
21	Subsidiaries of the Company [Incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith