Form 10-Q
period 2012-06-30
Chile Mining Technologies Inc.
filed 2012-08-20
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to _____________

Commission File Number: 000-53132

CHILE MINING TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-1516355
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Jorge Canning 1410
Ñuñoa, Santiago
Republic of Chile
(Address of principal executive offices, Zip Code)

+(56) (02) 813 1087
(Registrant’s telephone number, including area code)

     _____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]          No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,182,150

Chile Mining Technologies Inc.

Quarterly Report on Form 10-Q
Period Ended June 30, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures.	28

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.	28
Item 1A.	Risk Factors.	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures.	29
Item 5.	Other Information.	29
Item 6.	Exhibits	29

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2012 and 2011

(Amounts expressed in US Dollars)

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(Amounts expressed in U.S. Dollars)
(Unaudited)

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS

Current
Cash and cash equivalent	1,018,579	300
Sundry assets and other receivables (Note 13)	$36,362	$3,940
Inventory (Note 12)	40,829	35,403
	1,095,770	39,643
RESTRICTED CASH (Note 18)	344,850
DEPOSITS AND OTHER ASSETS (Note 14)	959,529	1,002,739
DEFERRED FINANCING COSTS (Note 8 (b) and 9 )	677,604	108,318
PROPERTY PLANT AND EQUIPMENT (Note 3)	4,565,190	4,766,253

	$7,642,943	$5,916,953

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,478,523	$1,721,650
Loan from related parties (Note 5)	712,505	548,938
Loan from non related party (Note 15)	401,856	560,000
Obligation under capital leases	148,065	482,787
Due to related party (Note 5)	1,891,485	1,838,836
Convertible Promissory Note (Note 8 (c))	190,000	190,000

	4,822,434	5,342,211

PROMISSORY NOTES (Note 4)	2,051,727	2,022,809
LONG TERM -OBLIGATION UNDER CAPITAL LEASE	219,570	-
SECURED CONVERTIBLE NOTES (Note 9)	2,021,688	-
DERIVATIVE FINANCIAL INSTRUMENTS (Note 8 (a))	-	-

	9,115,419	7,365,020

REDEEMABLE COMMON STOCK (Note 8 (b))	-	-
Stockholders’ deficiency
Capital stock (note 6)	10,169	10,062
Additional paid in capital	12,701,361	11,558,314
Deficit	(14,260,819)	(13,043,895)
Accumulated other comprehensive income	76,813	27,452

	(1,472,476)	(1,448,067)

Total liabilities and stockholders’ deficiency	$7,642,943	$5,916,953

Going Concern (Note 1)
Related Party Transactions (Note 5)
Commitments (Note 16)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in U.S. Dollars)
(Unaudited)
For the three months ended

	June 30,	June 30,
	2012	2011

Sales	$34,829	$63,209
Cost of sales	378,361	341,242
Gross profit (loss)	(343,532)	(278,033)
Operating expenses:
Impairment of mining rights (Note 7)	$3,528	701
Salaries and wages	22,694	40,684
General and administrative	497,657	318,659
Professional fees	198,000	13,884
	721,879	373,928

Operating loss before the undernoted	(1,065,411)	(651,961)

Amortization of deferred finance costs (Note 8 (b) and 9)	(45,108)	(27,275)

Fair value adjustment relating to warrants	-	433,477

Imputed interest expense (note 4 and 9 )	(106,405)	(80,847)

Net Loss for the period	(1,216,924)	(326,606)
Foreign exchange translation adjustment for the period	49,361	66,851

Comprehensive loss for the period	$(1,167,563)	$(259,755)

Weighted average number of common shares outstanding	10,089,414	9,364,593

Loss per share – basic and diluted	$(0.12)	$(0.03)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in U.S. Dollars)
(Unaudited)
For the three months ended June 30,

	2012	2011
Cash Flows from Operating Activities:
Net loss	$(1,216,924)	$(326,606)
Impairment of mining rights	3,528	701
Amortization	108,754	115,612
Imputed interest expense	106,405	80,847
Amortization of deferred finance costs	45,108	27,275
Fair value adjustment relating to warrants	-	(433,477)
Changes in non-cash working capital:
Increase in sundry assets and other receivables	(32,794)	(56,256)
Increase in inventory	(6,273)	(48,266)
Increase (Decrease) in accounts payable and accrued liabilities*	(206,339)	105,148
Decrease (Increase) in deposits and other assets	20,924	(157,711)
Net Cash provided (used) by Operating Activities	(1,177,611)	(692,733)

Cash Flows from Investing Activities:
Acquisition of mining rights	(3,528)	(701)
Restricted cash	(344,850)	-
Acquisition of property plant and equipment	(13,545)	(15,576)
Net Cash used by Investing Activities	(361,923)	(16,277)

Cash Flows from Financing Activities:
Proceeds (Repayments) of promissory notes	-	-
Due from (repayment to) related party	93,851	(1,687)
Loan from related party	175,867	211,575
Loan (repayment) from non-related party	(145,596)	500,000
Capital lease proceeds (repayment)	(105,248)	(75,404)
Proceeds from secured convertible notes, net	2,520,606	-
Net Cash Provided By Financing Activities	2,539,480	634,484

Effects of foreign currency exchange rate changes	18,333	76,293
Net Increase in Cash and Cash Equivalents	1,018,279	1,767
Cash and Cash Equivalents at beginning of the period	300	437,124
Cash and Cash equivalents at end of the period	$1,018,579	$438,891

Supplemental information:
Income tax paid	Nil	Nil
Interest paid	Nil	Nil

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE
THREE MONTH PERIOD
ENDED JUNE 30, 2012 AND YEAR ENDED MARCH 31, 2012
(Amounts expressed in U.S. Dollars)
(Unaudited)

					Accumulated
	Number of				Other
	common	Capital	Additional Paid		Comprehensive
	shares	stock	in capital	Deficit	Income (loss)	Total
Balance as at March 31, 2011	9,364,593	9,365	1,822,309	(9,096,767)	213,312	(7,051,781)
Issue of shares due to non- performance	697,682	697	(697)
Transfer of derivative liabilities to equity			6,608,097			6,608,097

Transfer of redeemable common stock to equity			3,128,605			3,128,605
Net loss for the year				(3,947,128)		(3,947,128)
Foreign currency translation					(185,860)	(185,860)
Balance as at March 31, 2012	10,062,275	10,062	11,558,314	(13,043,895)	27,452	(1,448,067)
Issue of shares due to non- performance	107,375	107	(107)
Debt discount on secured convertible notes			1,143,154			1,143,154
Net loss for the period				(1,216,924)		(1,216,924)
Foreign currency translation					49,361	49,361
Balance as at June 30, 2012	10,169,650	0,169	12,701,361	(14,280,667)	76,813	(1,472,476)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

The condensed consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended March 31, 2012. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at June 30, 2012 and March 31, 2012, the results of its operations for the three month periods ended June 30, 2012 and June 30, 2011, and its cash flows for the three-month periods ended June 30, 2012 and June 30, 2011. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended June 30, 2012 are not necessarily indicative of results to be expected for the full year.

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
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

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
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.

As shown in the accompanying financial statements, the Company has a working capital deficit of $3,726,664 and has incurred a deficit of $14,260,819 for the cumulative period to June 30, 2012. On May 8, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes (the “Notes”) and warrants to purchase the Company’s common stock. The Notes and warrants were issued in two tranches. The first tranche issued on May 8, 2012 contained (i) Notes in the aggregate original principal amount of $2,120,000 and (ii) Investor Warrants to purchase an aggregate of 530,000 shares of Common Stock, for aggregate gross proceeds of $2,120,000. The second tranche issued on June 7, 2012 contained (i) Notes in the aggregate original principal amount of $1,015,000 and (ii) Investor Warrants to purchase an aggregate of 507,500 shares of Common Stock, for aggregate gross proceeds of $1,015,000. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of copper. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

3.	PROPERTY PLANT AND EQUIPMENT

	June 30, 2012			March 31, 2012
		Accumulated
	Cost	Amortization	Net	Net
	$	$	$	$
Santa Filomena Plant	1,053,926	-	1,053,926	1,065,602
Land-Santa Filomena Plant	50,000	-	50,000	51,146
Ana Maria Plant and equipment	4,285,249	988,664	3,296,585	3,481,051
Machinery under construction	164,679	-	164,679	168,454

	5,553,854	988,664	4,565,190	4,766,253

Property Plant and Equipment is translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The Santa Filomena Plant is not being amortized as plant is under construction. Amortization for the period amounted to $108,754 ($115,612 in 2011)

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

4.	PROMISSORY NOTES

Promissory notes from related parties payable were unsecured and consisted of the following:

		June 30,	March 31,
Company	Interest Rate	2012	2012
Ivan Vergara	Nil	$289,603	$285,521
Jorge Pizarro	Nil	183,016	180,437
Geominco EIRL	Nil	1,579,108	1,556,851
Total Long Term		$2,051,727	$2,022,809

All long term liabilities are valued at fair market value at inception. These long term notes do not bear interest and had a maturity date of March 31, 2013. On May 8, 2012, the Company entered Loan Repayment Agreements (the “Repayment Agreements”) with holders of promissory notes of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding.

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

In addition, the Company credited additional paid in capital with $13,835 (refer to Note 8 (c))

On May 8, 2012, the Company entered Loan Repayment Agreements (the “Repayment Agreements”) with holders of promissory notes of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding.

The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize discounts on promissory notes to related parties for the three month period ended June 30, 2012 in the amount of $76,563 ($80,847 in 2011).

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

5.	RELATED PARTY

a) As of June 30, 2012, the Company has loans payable to related parties for $712,505 (2011: $329,112). Loan for $149,202 is unsecured, free of interest and was payable on March 31, 2012. The balance loan for $563,303 is unsecured, free of interest and was payable on demand. On May 8, 2012, the Company entered Loan Repayment Agreements (the “Repayment Agreements”) with related parties of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding.

During the quarter, the Company paid salaries of $9,617 ($7,998 in 2011) to parties that are related to the shareholder of the Company.

During the quarter, the Company expensed fees to three directors for $5,000 each and $18,800 to the CFO. The expense for the CFO includes commitment to issue 4,000 shares of common stock.

During the quarter, the Company had equipment rental and consulting expenses of $218,583 (2011: $240,751) to a related party, a party related by virtue of companies under common control.

During the quarter the Company paid a total of $62,700 as Co-placement agent fee and reimbursed expenses for $46,094 to Halter Financial Securities, Inc., a Company in which a director has an interest. The fee and reimbursement of expense were netted from the proceeds of $3,135,000 from secured convertible notes and warrants to purchase the Company’s common stock (see note 9)

The transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties under common control

b) The company owes the following amounts to related parties:

Included in accounts payable and accrued liabilities are amounts owing for services provided by two directors for $Nil (2011 $42,500)

As of June 30, 2012 the Company owes Geominco E.I.R.L., a related party for $1,891,485. This advance was unsecured non-interest bearing and due on demand. On May 8, 2012, the Company entered Loan Repayment Agreements (the “Repayment Agreements”) with related parties of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

6.	CAPITAL STOCK

Authorized

Preferred Stock; $0.001 par value 10,000,000 shares authorized
Common Stock: $0.001 par value 100,000,000 shares authorized

Issued

Preferred Stock: None issued and outstanding
Common Stock: 10,169,650 common shares (March 2012: 10,062,275 common shares)

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

The Company was unable to meet minimum income thresholds in 2011 and again in 2012. The Company is obligated to issue 3,074,698 common shares on a cashless basis to meet the “make good” provisions of the “Make Good Warrants’. The Company transferred $6,608,097 from derivative liabilities to the credit of additional paid in capital (see note 8 (c)) . In addition the Company transferred $3,128,605 from redeemable common stock to additional paid in capital (see note 8(b)). As of March 31, 2012 the Company had issued 697,682 common shares for exercise of 809,104 make good warrants on a cashless basis. In addition, during the quarter ended June 30, 2012, the Company issued 107,375 common shares for exercise of 107,915 make good warrants on a cashless basis.

7.	IMPAIRMENT OF MINING RIGHTS

Except for the mining sites currently being exploited, all other mining rights obtained by the Company have been expensed, since the Company currently has no formal plan to exploit these mineral rights.

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

The following table summarizes the components of the derivative liabilities as of June 30, 2012 and inception of the instruments:

		Inception
May 2010 Private Placement:	June 30, 2012	May 12, 2010
Investor warrants	$-	$1,519,144
Broker warrants	-	273,442
Credit facility warrants	-	523,440
Make Good warrants	-	131,891
Acquisition advisory fees:
Make Good warrants	-	62,176
Total derivative liabilities	$-	$2,510,093

At inception, warrants were classified as liabilities due to the fact that they were considered not to be indexed to the company’s own stock and due to the firm registration rights embodied in the agreements. At March 31, 2012 all variability and rights resulting in liability classification were removed and the instruments were re-measured and reclassified to equity.

The following table summarizes the common shares indexed to the derivative instruments as of June 30, 2012 and inception of the instruments:

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

		Inception
May 2010 Private Placement:	June 30, 2012	May 12, 2010
Investor warrants	-	1,044,803
Broker warrants	-	188,062
Credit facility warrants	-	360,000
Make Good warrants	-	47,597
Acquisition advisory fees:
Make Good warrants	-	22,438
	-	1,662,900

Make Good warrants indexed to 1,537,349 shares of common stock vested when the Company did not meet the performance condition as of March 31, 2011 and additional Make Good warrants indexed to 1,537,349 shares of common stock vested when the Company did not meet the March 31, 2012 performance condition. At March 31, 2012 all variability and rights resulting in liability classification were removed and the instruments were remeasured and reclassified to equity

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
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

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

The Company amortized deferred finance cost by $27,275 during the quarter ended June 30, 2012. Deferred finance costs outstanding as of June 30, 2012 relating to this financing is $ 81,043.

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
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

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

At the closing, the Company had also issued to HFG the HFG Make Good Warrant for the purchase of up to 985,104 shares of common stock. The terms of the HFG Make Good Warrant are identical to the terms of the Make Good Warrants issued to the investors in the private placement and accordingly, they did not meet the definition of “indexed to a Company’s own stock” and were required to be classified as liabilities and measured at inception and an ongoing basis at fair value. As of June 30, 2012, HFG had exercised warrants for 492,552 common shares.

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

On May 8, 2012, the Company also entered Loan Repayment Agreements (the “Repayment Agreements”) with HBG ( “Lender”). Pursuant to the Repayment Agreements, Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding.

The following table illustrates the initial allocation:

Initial
Allocation
Convertible Promissory Note	$190,000
Make Good warrants	62,176
Additional paid in capital	13,835
Total	$266,011

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

9.	SECURED CONVERTIBLE NOTES

$3,135,000 Face Value Secured Convertible Notes

On May 8, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes (the “Notes”) and warrants to purchase the Company’s common stock. The Notes and warrants were issued in two tranches. The first tranche issued on May 8, 2012 contained (i) Notes in the aggregate original principal amount of $2,120,000 and (ii) Investor Warrants to purchase an aggregate of 530,000 shares of Common Stock, for aggregate gross proceeds of $2,120,000. The second tranche issued on June 7, 2012 contained (i) Notes in the aggregate original principal amount of $1,015,000 and (ii) Investor Warrants to purchase an aggregate of 507,500 shares of Common Stock, for aggregate gross proceeds of $1,015,000. The notes are payable quarterly in arrears on March 31, June 30, September 30 and December 31, with the initial payment due on September 30, 2012. The Notes mature on May 8, 2017. The notes are convertible at the option of the holder at any time on or prior to the Maturity Date into shares of Common Stock at a conversion price of $2.00 per share (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction after the issuance date). The Investor Warrants have a strike price of $2.00 per share (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction after the issuance date). The Investor Warrants are immediately exercisable, on a net exercise or cashless basis, and have a term of five years.

Accounting for the Financing:

The Company has evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The conversion features meet the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The notes are convertible into a fixed number of shares and there are no down round protection features contained in the contracts. Since the convertible notes achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. The calculation of the effective conversion amount did not result in a beneficial conversion feature. Additionally, the warrants did not contain any terms or feature that would preclude equity classification.

The purchase price allocation for the convertible notes resulted in a debt discount of $1,143,154. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Imputed interest expense amounted to $29,842 during the three month period ended June 30, 2012. In addition, amortization of deferred finance charges amounted to $17,833 for the three month period ended June 30, 2012. The purchase price allocation is as follows:

Inception
Net proceeds	$2,520,606
Carrying value (fair value of debt component)	(1,991,846)
Paid in capital (warrants)	(1,143,154)
Financing fees	614,394

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

Significant assumptions included in the MSC valuation technique to determine the fair value of the debt component were as follows:

Assumption
Linked common shares	1,037,500
Stock price	$2.20
Expected life (years)	5.00
Volatility (based on peers)	58.43%-83.82%
Risk adjusted interest rate	0.15%-0.77%

10.	SEGMENT INFORMATION

As at June 30, 2012 the Company operated in one reportable segment, being the exploration for and the development of mining rights in the Republic of Chile.

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

There were no changes in the Company’s approach to capital management during the quarter ended June 30, 2012.

12.	INVENTORY

The quantity of material in ore on the leach pad is based on surveyed volumes of mined material. Sampling and assaying determine the estimated amount of copper contained in material delivered to the leach pad. As at June 30, 2012 the amount of copper contained in material delivered to the leach pad is at a level of 1%.Expected copper recovery rates are determined using small-scale laboratory tests, historical trends and other known factors, including mineralogy of the ore and rock type. The ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to over 90 percent depending on several variables, including type of processing, metallurgical processes and mineralogy. As at June 30, 2012 the amount of inventory on balance sheet represents supplies inventory only.

13.	SUNDRY ASSETS AND OTHER RECEIVABLES

	June 30,2012	March 31,2012
Employee and other advances	$36,362	$3,940

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

14.	DEPOSITS AND OTHER ASSETS

	June 30, 2012	March 31,2012
Navidad (Arica) project	$401,856	$560,000
Narnia project	71,881
Value added taxes (“VAT”)	421,171	376,638
Equipment deposit	64,621	66,101
	$959,529	$1,002,739

In November 2010, Minera signed a ten year lease with an option to purchase for two properties owned by Mr. Santiago Lay in Arica, Republic of Chile. Minera would be obligated to pay a total monthly rent of $32,051 for the first 12 months (15 million Chilean Pesos) which will be adjusted and offset with future royalty payments. The Royalty established was equivalent to ten percent of the net value of the ore to be extracted and sold, metallic or nonmetallic, taking as reference the rates established by ENAMI monthly. However, Minera, at its full cost, considered installing a plant to process the ore extracted. The royalty was to be paid monthly, starting in month thirteen counted from the signing of the contract. All direct and indirect expenses related to the program of exploration, conceptual study and feasibility study will be at the total and exclusive charge of Minera and not adjustable with the rent or royalty.

Minera only paid two months of the actual minimum rent and therefore failed to deliver on the remaining balance owed on the purchase of the property. As a result of this agreement lapsing, the option to purchase this property was nullified and subsequent to the year end Minera let this agreement lapse. On May 19, 2012, Minera signed an agreement with Santiago Lay releasing it from any liabilities and future payments due from this agreement. With this agreement, Mr. Lay agreed to repay deposits paid by Minera as well as provide partial compensation for the work and studies performed on this property to a maximum of $560,000. Minera and Mr. Lay agreed to use this compensation to repay Minera’s loan of $500,000 with interest of $60,000 payable to Exportadora e Importadora Bengolea (Bengolea). In accordance with the final contract, Mr. Lay is currently repaying this loan directly to Bengolea.

On June 28, 2012 Minera contracted with Narnia Uno Al Las Veinte to acquire 90 hectares of mining property located in the Commune of Illapel for a total purchase price of $222,000 (CLP112, 000,000). All rights to the property belonged to the seller and the property was properly registered under the Conservatory of Mines of the City of Illapel (ROL #43011253-8). All properties and rights will transfer from seller to buyer provided price of CLP 112,000,000 is met. As of June 30, 2012, Minera had made payments totaling $64,000 (CLP 32,000,000 ) toward the purchase price and incurred an additional $7,881 expenses related to the acquisition. Additional monthly payments will be made through February 2013 to complete the sale.

Value added tax balance represents net VAT recoverable which may be refunded or applied toward future corporate tax liability.

15.	LOAN FROM NON RELATED PARTY

During the year ended March 31, 2012, Minera received a loan from Exportadora e Importadora Bengolea (Bengolea), a non-related party for $500,000 for additional working capital. This loan is free of interest and payable in six monthly equal installments commencing six months after the receipt of loan. Minera will be obligated to pay interest at 10% per annum in the event of default. The Company defaulted on the loan and in settlement of the $500,000, Bengolea agreed to accept a one-time payment of interest of $60,000. On May 19, 2012 Minera finalized an agreement between one of its debtors and Bengolea that released Minera from this loan through repayment of the loan with accrued interest (refer to Note 14).

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

16.	COMMITMENTS

During the year ended March 31, 2012, the Company received a loan from Exportadora e Importadora Bengolea (Bengolea), a non-related party for $500,000 for additional working capital. Associated with this loan, the company was committed to supply 100MT of cathodes per month to a customer for a period of 12 months for a total of 1,200MT commencing May, 2011. The selling prices are based on London metal prices less 8% commission. Any short supply will be carried forward to next month until the supply of 1,200MT is complete. As of March 31, 2012, the Company did not supply any cathodes and since the production from the Ana Maria plant was significantly limited Bengolea agreed to void the loan conditions for a full refund of their money plus a one-time payment of interest of $60,000. On May 19, 2012 the Company finalized an agreement between one of its debtors and Bengolea that released the Company from this loan through repayment of the loan with accrued interest (refer to Note 14).

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS

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

	June 30, 2012		March 31, 2012
	Carrying		Carrying
Assets/Liabilities	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$1,018,579	1,018,579	$300	300
Restricted cash	$344,850	$344,850	$-	-

Sundry assets and other receivables	$36,362	$36,362	$3,940	$3,940
Accounts payable and accrued liabilities	$1,478,523	$1,478,523	$1,721,650	$1,721,650
Due to related party	$1,891,485	$1,891,485	$1,838,836	$1,838,836
Loan from related party	$712,505	$712,505	$548,938	$548,938

Loan from non related party	$401,856	$401,856	$560,000	$560,000

Convertible promissory note	$190,000	$190,000	$190,000	$190,000

Promissory notes	$2,051,727	$2,051,727	$2,2022,809	$2,2022,809

Secured convertible notes	$2,021,688	$2,021,688	-	-

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

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

18.	RESTRICTED CASH

On May 8, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes (the “Notes”), which mature on the five year anniversary of the date of issuance and shall be convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $2.00 per share (subject to adjustment) and (ii) warrants (the “Investor Warrants,” and together with the Notes, the “Securities”) to purchase such number of shares of Common Stock equal to fifty percent (50%) of the number of shares of Common Stock that the Notes purchased by the Investors may be convertible into, at an exercise price of $2.00 per share (subject to adjustment).

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

As a result of the two closings, the Company issued and sold to investors a total amount of $3,135,000 in notes and warrants to purchase a total of 1,037,500 shares of Common Stock. In accordance with these agreements, the Company must keep the equivalent of one year worth of interest payments in an escrow account at all times. As interest payments become due, the Company must continually maintain one years worth of payments in the escrow account and as such cannot use this for any other purpose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended March 31, 2012, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only, references in this report to:

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

Overview

We are a mineral extraction company based in the Republic of Chile, with copper as our principal “pay metal.” Our founders, Messrs. Jorge Osvaldo Orellana Orellana and Jorge Fernando Pizarro Arriagada, have refined the electrowin process in a way that permits it to be used at a relatively small mine and/or tailings sites. Electrowinning is a process in which positive and negative electrodes are placed in an acidic solution containing copper ions, and an electric current passed through the solution causes the copper to be deposited on the negative electrodes so that it can be collected.

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

By reducing unit costs and carefully managing the average source material grade, we estimate that the MINI plant technology will allow us to break even at copper prices as low as US$1.00 per pound, or US$2,205 per metric ton. As of August 13, 2012, copper was trading at $7,495 per metric ton on the London Metals Exchange, or LME. As the price of finished copper has increased, however, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. Historically, these producers would not have been interested in raw ore purchases, as they could not generate profits at lower finished copper prices. However the increase in finished copper prices has made third-party purchase attractive for a number of additional producers. While the additional producers entering the market for minerals has not had an effect on the cost of the ore, it has put the miners into a stronger negotiating position on the sales of their ore. As such, the market now demands that producers must purchase the ore by providing payment upon delivery of the ore, as opposed to the historical practice of providing payment following the sale of the finished copper. This shift in the market has affected our need for working capital substantially, in that we now require approximately $1 million per MINI plant to purchase enough ore to operate at full capacity.

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

To date, the majority of our capital expenditures have been used for the construction of our facilities.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended June 30,		% Increase/
	2012	2011	(Decrease)
Sales	$34,829	$63,209	(45%	)
Cost of sales	378,361	341,242	11%
Gross loss	(343,532)	(278,033)	24%
Operating expenses:
Impairment of mining rights	3,528	701	403%
Salaries and wages	22,694	40,684	(44%	)
General and administrative expenses	497,657	318,659	56%
Professional fees	198,000	13,884	1,326%
Total operating expenses	721,879	373,928	93%
Operating loss before the undernoted	(1,065,411)	(651,961)	63%
Amortization of deferred finance costs	(45,108)	(27,275)	65%
Fair value adjustment relating to warrants	-	433,477	(100%	)
Imputed interest expense	(106,405)	(80,847)	32%
Net Loss	(1,216,924)	(326,606)	273%
Foreign exchange translation adjustment	49,361	66,851	(26%	)
Comprehensive loss	$(1,167,563)	$(259,755)	349%

Sales. We had sales of $34,829 for the three months ended June 30, 2012, as compared with sales of $63,209 for the three months ended June 30, 2011, a decrease of 45%. During the first half of the quarter ended June 30, 2012, we had limited funds to operate. As a result, we were not able to operate our plant. We had an agreement with a 3rd party to process copper powder provided we delivered enough mineral to their plant to cover half of the costs. We were only able to deliver a small amount of mineral with our limited resources. Because our plant has not been in operation for a period of time, it will require additional time to ensure it is fully operational. As a result, we had no production from our own plant during the current quarter. For the quarter ended June 30, 2011, we also had limited resources and limited production from our Ana Maria Plant.

Cost of sales. Cost of sales includes direct costs associated with the sale of our products. Cost of sales was $378,361 for the three months ended June 30, 2012, as compared with $341,242 for the three months ended June 30, 2011, an increase of 11%. During the first half of the quarter ended June 30, 2012, we had limited funds to operate. As a result, we were not able to operate our plant. We incurred expenses in an agreement with a 3rd party whom agreed to process our mineral to produce copper powder. We were only able to deliver a limited amount of mineral and as a result still incurred expenses associated with this limited production. Since the first close of our fund raise on May 8, 2012 the company has been incurring expenses to develop mines in order to ensure the delivery of mineral to the plant as well as complete all of the necessary testing and equipment improvements to ensure the plant is operational in the near term. The lower cost reflected in the June 30, 2011 period is due to the fact that we were operating with limited resources.

Gross loss. Gross loss is equal to the difference between our sales and the cost of sales. For the three months ended June 30, 2012, we had a gross loss of $343,532, as compared with a gross loss of $278,033 for the three months ended June 30, 2011. The increase in gross loss was primarily due to the decrease in sales and increase of cost of sales as discussed above.

Operating expenses. Our operating expenses consist of impairment of mining rights, salaries and wages, general and administrative expenses and professional fees.

Impairment of mining rights. For the three months ended June 30, 2012, impairment of mining rights was $3,528, as compared with $701 for the three months ended June 30, 2011. We have expensed mining rights, since we currently have no formal plans to exploit these mining rights.

Salaries and wages. Salaries and wages amounted to $22,694 for the three months ended June 30, 2012, as compared to $40,684 for the three months ended June 30, 2011, a decrease of 44%. During the first half of the quarter ended June 30, 2012 we encountered significant working capital challenges and were forced to limit all overhead costs. With limited production in both periods, we worked hard to minimize salaries and wages as much as possible.

General and administrative expenses. General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. General and administrative expenses for the three months ended June 30, 2012 were $497,657, as compared with $318,659 for the three months ended June 30, 2011. This significant increase is the result of preparing the Company for our fund raises of May 8, 2012 and June 7, 2012, as well as ramping up the operations of the Company once we received the funds. In preparing for the fund raises the Company’s public company expenses increased significantly in order to ensure its filings were complete and up to date. To support these activities, the Company incurred significantly more general and administrative expenses. During the quarter ended June 30, 2011 the Company operated with limited resources and therefore incurred fewer general and administrative expenses.

Professional fees. Professional fees consist of legal fees, accounting fees and other fees associated with our private placement transaction and operations as a public company. For the three months ended June 30, 2012, professional fees were $198,000, as compared with $13,884 for the three months ended June 30, 2011. This increase was due to the fact that we closed fund raises on May 8, 2012 and June 7, 2012. In preparing for the fund raises the Company’s public company expenses increased significantly in order to ensure its filings were complete and up to date. In addition, the Company uses outside contractors for specialized services where necessary. In raising funds and ramping our operations we incurred significantly increased professional fees. During the quarter ended June 30, 2011, the Company was operating with limited resources and as a result was forced to limit all professional fees.

Amortization of deferred finance costs. On May 12, 2010, we consummated a private placement of common shares, warrants and make good warrants. The direct financing costs were allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants were recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method, while amounts related to the common stock directly offset the carrying value of the redeemable common stock. For the three months ended June 30, 2012, we amortized deferred finance costs of $27,275, as compared to $27,275 for the three months ended June 30, 2011.

On May 8, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors for issue of eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock. The Company evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The financing costs are being amortized over the term of the notes. Amortization of the deferred finance charges amounted to $17,833 for the three month period ended June 30, 2012 and $nil for the three months ended June 30, 2011.

Fair value adjustment relating to warrants. For the three months ended June 30, 2012, we had no fair value adjustment to warrants, as compared to $433,477 for the three months ended June 30, 2011. On May 12, 2010, we commenced a private placement of common shares, warrants and make good warrants. At inception, warrants were classified as liabilities due to the fact that they were considered not to be indexed to the company’s own stock and due to the firm registration rights embodied in the agreements. At March 31, 2012, all variability and rights resulting in liability classification were removed and the instruments were re-measured and reclassified to equity which results in no fair value adjustment relating to the warrants for the quarter ended June 30, 2012.

Imputed interest expense. Imputed interest expense is related to unsecured, no interest promissory notes from related parties. These loans were valued at fair value at inception. We recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Discounts associated with these notes are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. We recognized interest expense to amortize discounts on promissory notes to related parties for the three months ended June 30, 2012, in the amount of $76,563, as compared with $80,847 for the three months ended June 30, 2011.

On May 8, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors for issue of eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock. The Company evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The purchase price allocation for the convertible notes resulted in a debt discount of $1,143,154. The discount on the notes will be amortized through periodic changes to interest expense over the term of the debenture using the effective interest method. Imputed interest expense amounted to $29,842 during the three month period ended June 30, 2012 and $0 during the three months ended June 30, 2011.

Net loss. As a result of the cumulative effect of the foregoing factors, we generated a net loss of $1,216,924 for the three months ended June 30, 2012, as compared to a net loss of $326,606 for three months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $1,018,579 and had a working capital deficit of $3,726,664. The following table provides detailed information about our net cash flow for the periods indicated.

Cash Flow

	Three Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(1,177,611)	$(692,733)
Net cash used in investing activities	(361,923)	(16,277)
Net cash provided by financing activities	2,539,480	634,484
Effect of exchange rate change in cash	18,333	76,293
Net increase (decrease) in cash and cash equivalents	1,018,279	1,767
Cash and cash equivalents at beginning of the period	300	437,124
Cash and cash equivalent at end of the period	$1,018,579	$438,891

Operating Activities

Net cash used in operating activities was $1,177,611 for the three months ended June 30, 2012, as compared to $692,733 for the same period in 2011. The increase during the quarter ended June 30, 2012, was mainly due to the increased net loss and the decrease on accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $361,923 for the three months ended June 30, 2012, as compared to $16,277 for the same period in 2011. This increase was mainly due to the increase in restricted cash.

Financing Activities

Net cash provided by financing activities was $2,539,480 for the three months ended June 30, 2012, as compared to $634,484 for the same period in 2011. This increase was mainly due to the proceeds from the private placement completed in the quarter ended June 30, 2012.

In the first fiscal quarter of 2013, we completed a private placement in which we issued and sold to certain accredited investors (i) eleven percent (11%) secured convertible notes in the aggregate original principal amount of $3,135,000, which notes are convertible into shares our common stock at $2.00 per share (subject to adjustment) and (ii) warrants to purchase an aggregate of 783,750 shares of our common stock at an exercise price of $2.00 per share (subject to adjustment). As a result of this private placement, we raised approximately $3.1 million in gross proceeds, which left us with approximately $2.6 million in net proceeds after the deduction of offering expenses.

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

As of March 31, 2011, we determined that in order to fully operate on our business plan, we would need an aggregate of approximately $2.1 million to operate at full capacity at our Ana Maria and Filomena plants. In addition, we determined that we would need approximately $0.7 million for working capital. Accordingly, we completed the private placement transaction noted above in the first fiscal quarter of 2013, in which we raised approximately $3.1 million in gross proceeds, which left us with approximately $2.8 million in net proceeds after the deduction of offering expenses.

Obligations under Material Contracts

As of March 31, 2012, there were outstanding loans made to the Company in the aggregate amount of $5,160,583. On May 8, 2012, we and certain creditors which had loaned us an aggregate of approximately $4,267,774 entered into separate loan repayment agreements whereby the creditors each agreed to allow us to defer repayment of their respective loans until the later of (i) May 8, 2013 and (ii) such time at we report positive net-income on our quarterly or annual financial statements filed with the SEC.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included in Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jorge Osvaldo Orellana Orellana, and Chief Financial Officer, Mr. Gerard Pascale, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon, and as of the date of this evaluation, Messrs. Orellana and Pascale, determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which we were still in the process of remediating as of June 30, 2012, our disclosure controls and procedures were not effective. See Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, for the description of these weaknesses.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2012, our management identified material weaknesses related to our need to increase our qualified accounting personnel and to enhance the supervision, monitoring and reviewing of financial statements preparation processes. As disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of fiscal 2013, we continued to implement these remedial procedures. In addition to holding regular Board and Audit Committee meeting, the Company has increased its qualified accounting staff.

Other than in connection with the implementation of the remedial measures described above and in the 10-K, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of fiscal 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the first quarter of fiscal 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2012	CHILE MINING TECHNOLOGIES INC.

	By:	/s/ Jorge Osvaldo Orellana Orellana
Jorge Osvaldo Orellana Orellana, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gerard Pascale
Gerard Pascale, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of 11% Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2012)
4.2	Form of Common Stock Purchase Warrant issued to investors (incorporated by reference to Exhibit 4.2to the Company’s Current Report on Form 8-K filed on May 14, 2012)
4.3	Form of Common Stock Purchase Warrant issued to agents (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 14, 2012)
10.1	Form of Securities Purchase Agreement, dated May 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2012)
10.2	Closing Escrow Agreement, dated May 8, 2012, by and among the Company, Euro Pacific Capital, Inc., Halter Financial Securities Inc. and Escrow, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2012)
10.3	Subsidiary Guarantee, dated May 8, 2012, by Sociedad Minera Licancabur, S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2012)
10.4	Form of Security Agreement, dated May 8, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 14, 2012)
10.5	Loan Repayment Agreement, dated May 8, 2012, between the Company and Jorge Osvaldo Orellana Orellana (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 14, 2012)
10.6	Loan Repayment Agreement, dated May 8, 2012, between the Company and Jorge Fernando Pizarro Arriagada (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 14, 2012)
10.7	Loan Repayment Agreement, dated May 8, 2012, between the Company and Ivan Orlando Vergara Huerta (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 14, 2012)
10.8	Loan Repayment Agreement, dated May 8, 2012, between the Company and Geominco E.I.R.L. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 14, 2012)
10.9	Loan Repayment Agreement, dated May 8, 2012, between the Company and Importadora y Exportadora Bengolea Ltda. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 14, 2012)
10.10	Loan Repayment Agreement, dated May 8, 2012, between the Company and Halter Financial Group (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on May 14, 2012)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).