Form 10-Q
period 2012-09-30
Chile Mining Technologies Inc.
filed 2012-11-19
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

____________________________________________________________________
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

Yes [X]        No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]        No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]        No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,587,102

Chile Mining Technologies Inc.

Quarterly Report on Form 10-Q
Period Ended September 30, 2012

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
For the six months ended September 30, 2012 and 2011
(Amounts expressed in US Dollars)
Index

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(Amounts expressed in U.S. Dollars)
(Unaudited)

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalent	80,800	300
Sundry assets and other receivables (Note 13)	$15,305	$3,940
Inventory (Note 12)	280,617	35,403
	376,722	39,643
RESTRICTED CASH (Note 18)	344,850	-
DEPOSITS AND OTHER ASSETS (Note 14)	1,119,340	1,002,739
DEFERRED FINANCING COSTS (Note 8 (b) and 9)	619,374	108,318
PROPERTY PLANT AND EQUIPMENT (Note 3)	6,268,551	4,766,253

	$8,728,837	$5,916,953

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,462,794	$1,721,650
Loan from related parties (Note 5)	913,279	548,938
Loan from non related party (Note 15)	237,295	560,000
Obligation under capital lease	218,916	482,787
Due to related party (Note 5)	2,199,207	1,838,836
Convertible promissory note (Note 8 (c))	190,000	190,000

	5,221,491	5,342,211

PROMISSORY NOTES (Note 4)	2,253,295	2,022,809
LONG TERM -OBLIGATION UNDER CAPITAL LEASE	1,702,761	-
SECURED CONVERTIBLE NOTES (Note 9)	2,067,292	-
DERIVATIVE FINANCIAL INSTRUMENTS (Note 8 (a))	-	-

	11,244,839	7,365,020

REDEEMABLE COMMON STOCK (Note 8 (b))	-	-
Stockholders’ deficiency
Capital stock (note 6)	10,574	10,062
Additional paid in capital	12,700,956	11,558,314
Deficit	(15,259,667)	(13,043,895)
Accumulated other comprehensive income	32,135	27,452

	(2,516,002)	(1,448,067)

Total liabilities and stockholders’ deficiency	$8,728,837	$5,916,953

Going Concern (Note 1)
Related Party Transactions (Note 5)
Commitments (Note 16)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in U.S. Dollars)
(Unaudited)

	For the three months		For the six months
	ended		ended
	September 30,		September 30,
	2012	2011	2012	2011
	$	$	$	$
Sales	-	70,729	34,829	133,938

Cost of sales	258,183	258,351	656,392	599,593

Gross Loss	(258,183)	(187,622)	(621,563)	(465,655)
Operating expenses:
Impairment of mining rights (Note 7)	1,592	-	5,120	701
Salaries and wages	67,159	34,750	89,853	75,434
General and administrative	393,318	361,368	890,975	680,027
Professional fees	76,200	-	274,200	13,884
	538,269	396,118	1,260,148	770,046

Operating loss before the undernoted	(796,452)	(583,740)	(1,881,711)	(1,235,701)

Amortization of deferred finance costs (Note 8(b) and 9)	(58,230)	(27,275)	(103,338)	(54,550)

Fair value adjustment relating to warrants	-	341,675	-	775,152

Imputed interest expense (Note 4 and 9)	(124,318)	(80,518)	(230,723)	(161,365)

Net Loss for the period	(979,000)	(349,858)	(2,215,772)	(676,464)
Foreign exchange translation adjustment for the period	(44,678)	(265,838)	4,683	(198,987)

Comprehensive loss for the period	(1,023,678)	(615,696)	(2,211,089)	(875,451)

Weighted average number of common shares outstanding	10,348,596	9,364,593	10,219,713	9,364,593
Loss per share – basic and diluted	(0.10)	(0.04)	(0.22)	(0.07)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in U.S. Dollars)
(Unaudited)
For the six months ended September 30,

	2012	2011

Cash Flows from Operating Activities:
Net loss	$(2,215,772)	$(676,464)
Impairment of mining rights	5,120	701
Amortization	257,566	208,373
Imputed interest expense	230,723	161,365
Amortization of deferred finance costs	103,338	54,550
Fair value adjustment relating to warrants	-	(775,152)
Changes in non-cash working capital:
Increase in sundry assets and other receivables	(10,870)	(249,576)
Increase in inventory	(236,146)	(36,898)
Increase in deposits and other assets	(80,427)	(169,123)
Increase (Decrease) in accounts payable and accrued liabilities	(306,129)	210,376
Net Cash used by Operating Activities	(2,252,597)	(1,271,848)

Cash Flows from Investing Activities:
Restricted cash	(344,850)	-
Acquisition of mining rights	(5,120)	(701)
Acquisition of property plant and equipment	(1,609,290)	(14,037)
Net Cash used by Investing Activities	(1,959,260)	(14,738)

Cash Flows from Financing Activities:
Advances from related party	298,960	314,016
Loan from related party	346,008	317,061
Proceeds from (repayment of) non-related party	(341,407)	500,000
Capital lease proceeds ( repayment)	1,376,788	(65,128)
Proceeds from secured convertible notes, net	2,520,606	-
Net Cash provided by Financing Activities	4,200,955	1,065,949

Effects of foreign currency exchange rate changes	91,402	136,312
Net Increase in Cash and Cash Equivalents	80,500	(84,325)
Cash and Cash Equivalents at beginning of the period	300	437,124
Cash and Cash equivalents at end of the period	$80,800	$352,799

Supplemental information:
Income tax paid	Nil	Nil
Interest paid	127,030	Nil

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE SIX MONTHS
ENDED SEPTEMBER 30, 2012 AND YEAR ENDED MARCH 31, 2012
(Amounts expressed in U.S. Dollars)
(Unaudited)

					Accumulated
	Number of				Other
	common	Capital	Additional Paid		Comprehensive
	shares	stock	in capital	Deficit	Income (loss)	Total
Balance as at March 31, 2011	9,364,593	9,365	1,822,309	(9,096,767)	213,312	(7,051,781)
Issue of shares due to non- performance	697,682	697	(697)
Transfer of derivative liabilities to equity			6,608,097			6,608,097

Transfer of redeemable common stock to equity			3,128,605			3,128,605
Net loss for the year				(3,947,128)		(3,947,128)
Foreign currency translation					(185,860)	(185,860)
Balance as at March 31, 2012	10,062,275	10,062	11,558,314	(13,043,895)	27,452	(1,448,067)
Issue of shares due to non- performance	512,327	512	(512)
Debt discount on secured convertible notes			1,143,154			1,143,154
Net loss for the period				(2,215,772)		(2,215,772)

Foreign currency translation					4,683	4,683
Balance as at September 30, 2012	10,574,602	10,574	12,700,956	(15,259,667)	32,135	(2,516,002)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

1. NATURE OF OPERATIONS

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The interim consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of the financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended March 31, 2012. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2012 and March 31, 2012, the results of its operations for the three and six month periods ended September 30, 2012 and September 30, 2011, and its cash flows for the six month periods ended September 30, 2012 and September 30, 2011. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three and six month period ended September 30, 2012 are not necessarily indicative of results to be expected for the full year.

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.

As shown in the accompanying financial statements, the Company has a working capital deficit of $4,844,769 and has incurred a deficit of $15,259,667 for the cumulative period to September 30, 2012. On May 8, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes (the “Notes”) and warrants to purchase the Company’s common stock. The Notes and warrants were issued in two tranches. The first tranche issued on May 8, 2012 contained (i) Notes in the aggregate original principal amount of $2,120,000 and (ii) Investor Warrants to purchase an aggregate of 530,000 shares of Common Stock, for aggregate gross proceeds of $2,120,000. The second tranche issued on June 7, 2012 contained (i) Notes in the aggregate original principal amount of $1,015,000 and (ii) Investor Warrants to purchase an aggregate of 507,500 shares of Common Stock, for aggregate gross proceeds of $1,015,000. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of copper. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

3. PROPERTY PLANT AND EQUIPMENT

	September 30, 2012			March 31, 2012
		Accumulated
	Cost	Amortization	Net	Net
	$	$	$	$
Santa Filomena Plant	1,114,087	-	1,114,087	1,065,602
Land-Santa Filomena Plant	59,396	-	59,396	51,146
Ana Maria Plant and equipment	6,478,297	1,197,308	5,280,989	3,481,051
Machinery under construction	174,079	-	174,079	168,454

	7,825,859	1,197,308	6,628,551	4,766,253

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

Property Plant and Equipment is translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The Santa Filomena Plant is not being amortized as plant is under construction. Amortization for the six month period amounted to $257,566 ($208,373 in 2011)

4. PROMISSORY NOTES

Promissory notes from related parties payable were unsecured and consisted of the following:

Company	Interest Rate	September 30,	March 31,
		2012	2012
Ivan Vergara	Nil	$318,054	$285,521
Jorge Pizarro	Nil	200,997	180,437
Geominco EIRL	Nil	1,734,244	1,556,851
Total Long Term		$2,253,295	$2,022,809

All long term liabilities are valued at fair market value at inception. These long term notes do not bear interest and had a maturity date of March 31, 2013.

On May 8, 2012, the Company entered into Loan Repayment Agreements (the “Repayment Agreements”) with holders of promissory notes of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding.

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

In addition, the Company credited additional paid in capital with $13,835 (refer to Note 8 (c))

The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize discounts on promissory notes to related parties for the six month period ended September 30, 2012 in the amount of $155,277 ($161,365 in 2011).

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

5. RELATED PARTY TRANSACTIONS

a) As of September 30, 2012, the Company has loans payable to related parties for $913,279 ( $548,938 as of March 31, 2012). Loan for $157,719 is unsecured, free of interest and was payable on March 31, 2012. The balance of the outstanding loans for $755,560 is unsecured, free of interest and payable on demand. On May 8, 2012, the Company entered Loan Repayment Agreements (the “Repayment Agreements”) with related parties of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding.

During the quarter, the Company paid salaries of $nil ($8,029 in 2011) to parties that are related to the shareholder of the Company.

During the quarter, the Company expensed fees to three directors for $10,000 each. In addition one director was paid additional compensation for $35,000 during the quarter for time spent on the Company. The Company expensed fees to the CFO for $21,060 during the quarter. The expense for the CFO for the quarter includes a commitment to issue 6,000 shares of common stock.

During the quarter, the Company had equipment rental and consulting expenses of $173,500 ($253,708 for the year ended March 31, 2012) to a related party by virtue of companies under common control.

The transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties under common control.

b) The company owes the following amounts to related parties:

Included in accounts payable and accrued liabilities are amounts owing to two directors for a total of $10,000 ($42,500 for the year ended March 31, 2012).

As of September 30, 2012 the Company owes to Geominco E.I.R.L., a related party, $2,199,207. This advance is unsecured non-interest bearing and due on demand. On May 8, 2012, the Company entered Loan Repayment Agreements (the “Repayment Agreements”) with related parties of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

6. CAPITAL STOCK

Authorized

Preferred Stock; $0.001 par value 10,000,000 shares authorized
Common Stock: $0.001 par value 100,000,000 shares authorized

Issued

Preferred Stock: None issued and outstanding
Common Stock: 10,574,602 common shares (March 2012: 10,062,275 common shares)

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

On May 12, 2010, the Company also completed a private placement transaction with a group of accredited investors. Pursuant to the Securities Purchase Agreement that was entered into with the investors and Minera, the Company issued to the investors an aggregate of 2,089,593 shares of common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, and the Closing Warrants to purchase up to 1,044,803 shares of common stock. The Closing Warrants have a term of four years, bear an exercise price of $3.61 per share (subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date (refer to Note 8 (b)).

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

The Company was unable to meet minimum income thresholds in 2011 and again in 2012. The Company is obligated to issue 3,074,698 common shares on a cashless basis to meet the “make good” provisions of the “Make Good Warrants’. The Company transferred $6,608,097 from derivative liabilities to the credit of additional paid in capital (see note 8 (c)) . In addition, the Company transferred $3,128,605 from redeemable common stock to additional paid in capital (see note 8(b)). As of March 31, 2012 the Company had issued 697,682 common shares for exercise of 809,104 make good warrants on a cashless basis. In addition, during the six months ended September 30, 2012, the Company issued 512,327 common shares for exercise of 512,327 make good warrants on a cashless basis.

7. IMPAIRMENT OF MINING RIGHTS

The Company has expensed the mining rights, since the Company currently has no formal plan to exploit these mining rights.

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

The following table summarizes the components of the derivative liabilities as of September 30, 2012 and inception of the instruments:

May 2010 Private Placement:	September 30, 2012	Inception May 12, 2010
Investor warrants	$-	$1,519,144
Broker warrants	-	273,442
Credit facility warrants	-	523,440
Make Good warrants	-	131,891
Acquisition advisory fees:
Make Good warrants	-	62,176
Total derivative liabilities	$-	$2,510,093

At inception, warrants were classified as liabilities due to the fact that they were considered not to be indexed to the company's own stock and due to the firm registration rights embodied in the agreements. At March 31, 2012 all variability and rights resulting in liability classification were removed and the instruments were re-measured and reclassified to equity.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

The following table summarizes the common shares indexed to the derivative instruments as of September 30, 2012 and inception of the instruments:

May 2010 Private Placement:	September 30, 2012	Inception May 12, 2012
Investor warrants	-	1,044,803
Broker warrants	-	188,062
Credit facility warrants	-	360,000
Make Good warrants	-	47,597
Acquisition advisory fees:
Make Good warrants	-	22,438
	-	1,662,900

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

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

The following table illustrates the initial allocation:

		Financing
	Proceeds	Cost	Final
	Allocation	Allocation	Allocation
Gross proceeds	$5,809,000	$-	$5,809,000
Financing costs paid in cash	-	(522,810)	(522,810)
	5,809,000	(522,810)	5,286,190
Derivative liabilities:
Closing warrants:
Investor warrants	(1,519,144)	-	(1,519,144)
Broker warrants	-	(273,442)	(273,442)
Credit facility warrants	-	(523,440)	(523,440)
Make Good warrants	(131,891)	-	(131,891)
Total derivative liabilities	(1,651,035)	(796,882)	(2,447,917)

Redeemable common stock	(4,157,965)	-	(4,157,965)
Financing costs paid in cash	-	407,792	407,792
Financing costs paid with warrants	-	621,568	621,568
Total redeemable common stock	(4,157,965)	1,029,360	(3,128,605)

Deferred finance costs	$-	$290,332	$290,332

The Company amortized deferred finance cost by $54,550 during the six month period ended September 30, 2012. Deferred finance costs outstanding as of September 30, 2012 relating to this financing is $ 53,768.

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

At the closing, the Company had also issued to HFG the HFG Make Good Warrant for the purchase of up to 985,104 shares of common stock. The terms of the HFG Make Good Warrant are identical to the terms of the Make Good Warrants issued to the investors in the private placement and accordingly, they did not meet the definition of “indexed to a Company’s own stock” and were required to be classified as liabilities and measured at inception and an ongoing basis at fair value. As of September 30, 2012, HFG had exercised warrants for 492,552 common shares.

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

Assumption
Linked common shares	68,345
Stock price	$ 2.78
Expected life (years)	4.00
Volatility (based on peers)	58.24%- 63.55%
Risk adjusted yield	15.51%- 16.94%
Risk adjusted interest rate	1.52%- 1.65%

The advisory fee expense was determined based upon the fair value of the HFG Note and the HFG Make Good Warrants. In accordance with APB 14, the premium on the HFG Note, representing the difference between the fair value and the face value of the note, was recorded to additional paid in capital.

On May 8, 2012, the Company also entered Loan Repayment Agreements (the “Repayment Agreements”) with HFG (“Lender”). Pursuant to the Repayment Agreements, Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

The purchase price allocation for the convertible notes resulted in a debt discount of $1,143,154. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Imputed interest expense amounted to $75,446 during the six month period ended September 30, 2012. In addition, amortization of deferred finance charges amounted to $48,788 for the six month period ended September 30, 2012. The purchase price allocation is as follows:

Inception
Net proceeds	$2,520,606
Carrying value (fair value of debt component)	(1,991,846)
Paid in capital (warrants)	(1,143,154)
Financing fees	614,394

Significant assumptions included in the MSC valuation technique to determine the fair value of the debt component were as follows:

Assumption
Linked common shares	1,037,500
Stock price	$2.20
Expected life (years)	5.00
Volatility (based on peers)	58.43%- 83.82%
Risk adjusted interest rate	0.15%- 0.77%

10. SEGMENT INFORMATION

As at September 30, 2012 the Company operated in one reportable segment, being the exploration for and the development of mining rights in the Republic of Chile.

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

There were no changes in the Company's approach to capital management during the quarter ended September 30, 2012.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

12. INVENTORY

The quantity of material in ore on the leach pad is based on surveyed volumes of mined material. Sampling and assaying determine the estimated amount of copper contained in material delivered to the leach pad. As at September 30, 2012 the amount of copper contained in material delivered to the leach pad is at a level of 1%. Expected copper recovery rates are determined using small-scale laboratory tests, historical trends and other known factors, including mineralogy of the ore and rock type. The ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to over 90 percent depending on several variables, including type of processing, metallurgical processes and mineralogy. As at September 30, 2012 the current ultimate recovery copper has been estimated at 85%.

13. SUNDRY ASSETS AND OTHER RECEIVABLES

	September 30,2012	March 31,2012
Prepaid expenses	$15,305	$-
Employee advances	$-	$3,940

14. DEPOSITS AND OTHER ASSETS

	September 30, 2012	March 31,2012
Navidad (Arica) project	$237,294	$560,000
Narnia project	103,164
Mina Al Abuelo project	208,109
Value added taxes (“VAT”)	502,463	376,638
Equipment deposit	68,310	66,101
	$1,119,340	$1,002,739

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

Minera only paid two months of the actual minimum rent and therefore failed to deliver on the remaining balance owed on the purchase of the property. As a result of this agreement lapsing, the option to purchase this property was nullified and subsequent to the year-end Minera let this agreement lapse. On May 19, 2012, Minera signed an agreement with Santiago Lay releasing it from any liabilities and future payments due from this agreement. With this agreement, Mr. Lay agreed to repay deposits paid by Minera as well as provide partial compensation for the work and studies performed on this property to a maximum of $560,000. Minera and Mr. Lay agreed to use this compensation to repay Minera’s loan of $500,000 with interest of $60,000 payable to Exportadora e Importadora Bengolea (Bengolea). In accordance with the final contract, Mr. Lay is currently repaying this loan directly to Bengolea.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

On June 28, 2012 Minera contracted with Narnia Uno Al Las Veinte to acquire 90 hectares of mining property located in the Commune of Illapel for a total purchase price of $236,786(CLP112, 000,000). All rights to the property belonged to the seller and the property was properly registered under the Conservatory of Mines of the City of Illapel (ROL #43011253-8). All properties and rights will transfer from seller to buyer provided price of CLP 112,000,000 is met. As of September 30, 2012, Minera had made payments totaling $99,366 (CLP 47,000,000 ) toward the purchase price and incurred an additional $3,798 expenses related to the acquisition. Additional monthly payments will be made through February 2013 to complete the sale.

On July 05, 2012, Minera contracted with Minera Cerro Centinela, S.A. to acquire 23 hectares of mining property located in the Commune of Illapel for a total purchase price of $307,227 (CLP 145,317,884). All rights to the property belonged to the seller and are properly registered under the Conservatory of Mines of the City of Illapel with the National Roles. All properties and rights will transfer from the seller to Minera upon payment of the total purchase price. As of September 30, 2012, Minera had made payments totaling $208,109 (CLP 98,435,746) toward the purchase price. Additional payments will be made through January 2013 to complete the sale.

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

All financial instruments except for derivative financial instruments and cash and cash equivalent are classified as level 3. Both cash and cash equivalents and derivative financial instruments are classified as level 1.

	September 30, 2012		March 31, 2012
	Carrying		Carrying
Assets/Liabilities	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	80,800	80,800	300	300
Restricted cash	$344,850	$344,850	$-	$-
Sundry assets and other receivables	$15,305	$15,305	$3,940	$3,940
Accounts payable and accrued liabilities	$1,462,794	$1,462,794	$1,721,650	$1,721,650
Due to related party	2,199,207	2,199,207	1,838,836	1,838,836
Loan from related party	913,279	913,279	548,938	548,938
Loan from non related party	237,295	237,295	560,000	560,000
Convertible promissory note	190,000	190,000	190,000	190,000
Promissory notes	2,253,295	2,253,295	2,022,809	2,022,809
Secured convertible notes	2,067,292	2,067,292	-	-

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

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

As a result of the two closings, the Company issued and sold to investors a total amount of $3,135,000 in notes and warrants to purchase a total of 1,037,500 shares of Common Stock. In accordance with these agreements, the Company must keep the equivalent of one year worth of interest payments in an escrow account at all times. As interest payments become due, the Company must continually maintain one year’s worth of payments in the escrow account and as such cannot use this for any other purpose.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage increase/decrease over prior year numbers for the periods indicated in dollars. The financial data for the three months ended September 30, 2012 reflects the second quarter of Fiscal Year 2013, while the financial data for the same period in 2011 reflects the second quarter of Fiscal Year 2012.

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	September 30,		% Increase/
	2012	2011	(Decrease)
Sales	$-	$70,729	n/a
Cost of sales	258,183	258,351	0%
Gross loss	(258,183)	(187,622)	38%
Operating expenses:
Impairment of mining rights	1,592	-	n/a
Salaries and wages	67,159	34,750	93%
General and administrative expenses	393,318	361,368	9%
Professional fees	76,200	-	n/a
Total operating expenses	528,269	396,118	36%
Operating loss before the undernoted	(796,452)	(583,740)	36%
Amortization of deferred finance costs	(58,230)	(27,275)	113%
Fair value adjustment relating to warrants	-	341,675	n/a
Imputed interest expense	(124,318)	(80,518)	54%
Net Loss	(979,000)	(349,858)	180%
Foreign exchange translation adjustment	(44,678)	(265,838)	(83%	)
Comprehensive loss	$(1,023,678)	$(615,696)	66%

Sales. We had no sales for the three months ended September 30, 2012, as compared with sales of $70,729 for the three months ended September 30, 2011. During the quarter ended September 30, 2012, we had recently closed our private placement and were still ramping up operations at our Ana Maria plant and delivering inventory as we prepare to resume production. As a result, we had not resumed processing copper at our Ana Maria plant. During the three months ended September 30, 2011, we had an agreement with a 3rd party to process copper powder provided we delivered enough mineral to their plant to cover half of the costs. However, during the quarter ended September 30, 2011, due to fiscal constraints, we only delivered a small amount of mineral to this 3rd party.

Cost of sales. Cost of sales includes direct costs associated with the sale of our products. Cost of sales was $258,183 for the three months ended September 30, 2012, as compared with $258,351 for the three months ended September 30, 2011, an increase of 0%. During the quarter ended September 30, 2012, we have continued to prepare our plant to begin producing copper. We anticipate our first sales of copper in October 2012, so as a result we have incurred costs for both supplies and to deliver mineral to the plant. The cost reflected in the September 30, 2011, period is due to the fact that we had an agreement with a 3rd party to provide mineral to process copper powder. With our limited resources during the quarter, we were only able to deliver a limited amount of mineral.

Gross loss. Gross loss is equal to the difference between our sales and the cost of sales. For the three months ended September 30, 2012, we had a gross loss of $258,183, as compared with a gross loss of $187,622 for the three months ended September 30, 2011. The increase in gross loss was primarily due to the decrease in sales and cost of sales as discussed above.

Operating expenses. Our operating expenses consist of impairment of mining rights, salaries and wages, general and administrative expenses and professional fees.

Impairment of mining rights. For the three months ended September 30, 2012, impairment of mining rights was $1,592, as compared with none for the three months ended September 30, 2011. We have expensed mining rights, since we currently have no formal plans to exploit these mining rights.

Salaries and wages. Salaries and wages amounted to $67,159 for the three months ended September 30, 2012, as compared to $34,750 for the three months ended September 30, 2011, an increase of 93%. After completing our private placement in the June 2012 quarter, we have begun growing the Company as required to support the production of copper. This has resulted in higher salaries and wages. During the three months ended September 30, 2011, we had limited production and worked to minimize salaries and wages.

General and administrative expenses. General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. General and administrative expenses for the three months ended September 30, 2012, were $393,318, as compared with $361,368 for the three months ended September 30, 2011, an increase of 9%. This increase is the result of preparing the Company for the production of copper. The Company remained publicly traded during both the quarters ended September 30, 2012 and September 30, 2011, which required the Company to undertake certain additional expenses.

Professional fees. Professional fees consist of legal fees, accounting fees and other fees associated with our operations as a public company. For the three months ended September 30, 2012, professional fees were $76,200, as compared with none for the three months ended September 30, 2011. As the Company continues to grow to support the production of copper, it is necessary to hire specialized professionals at times to complete tasks outside of its current expertise. During the quarter ended September 30, 2012, the Company determined it was more cost efficient to utilize outside professionals to perform certain tasks. During the quarter ended September 30, 2011, the Company was operating with limited funds and as a result was forced to eliminate any professional fees.

Amortization of deferred finance costs. On May 12, 2010, we consummated a private placement of common shares, warrants and make good warrants. The direct financing costs were allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants were recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method, while amounts related to the common stock directly offset the carrying value of the redeemable common stock. For the three months ended September 30, 2012, we amortized deferred finance costs of $27,275, as compared to $27,275 for the three months ended September 30, 2011.

On May 8, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors for issue of eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock. The Company evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The financing costs are being amortized over the term of the notes. Amortization of the deferred finance charges amounted to $30,955 for the three month period ended September 30, 2012 and $nil for the three months ended September 30, 2011.

Fair value adjustment relating to warrants. For the three months ended September 30, 2012, we had no fair value adjustment to warrants, as compared to $341,675 for the three months ended September 30, 2011. On May 12, 2010, we commenced a private placement of common shares, warrants and make good warrants. At inception, warrants were classified as liabilities due to the fact that they were considered not to be indexed to the company's own stock and due to the firm registration rights embodied in the agreements. At March 31, 2012, all variability and rights resulting in liability classification were removed and the instruments were re-measured and reclassified to equity which results in no fair value adjustment relating to the warrants for the quarter ended September 30, 2012.

Imputed interest expense. Imputed interest expense is related to unsecured, no interest promissory notes from related parties. These loans were valued at fair value at inception. We recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Discounts associated with these notes are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. We recognized interest expense to amortize discounts on promissory notes to related parties for the three months ended September 30, 2012, in the amount of $78,714, as compared with $80,518 for the three months ended September 30, 2011.

On May 8, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors for issue of eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock. The Company evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The purchase price allocation for the convertible notes resulted in a debt discount of $1,143,154. The discount on the notes will be amortized through periodic changes to interest expense over the term of the debenture using the effective interest method. Imputed interest expense amounted to $45,604 during the three month period ended September 30, 2012, and $0 during the three months ended September 30, 2011.

Net loss. As a result of the cumulative effect of the foregoing factors, we generated a net loss of $979,000 for the three months ended September 30, 2012, as compared to a net loss of $349,858 for three months ended September 30, 2011.

Comparison of the Six Months Ended September 30, 2012 and 2011

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage increase/decrease over prior year numbers for the periods indicated in dollars. The financial data for the six months ended September 30, 2012 reflect the first and second quarters of Fiscal Year 2013, while the financial data for the same period in 2011 reflect the first and second quarters of Fiscal Year 2012.

The following table sets forth key components of our results of operations for the periods indicated.

	Six Months Ended
	September 30,		% Increase/
	2012	2011	(Decrease)
Sales	$34,829	$133,938	(74%	)
Cost of sales	656,392	599,593	9%
Gross loss	(621,563)	(465,655)	33%
Operating expenses:
Impairment of mining rights	5,120	701	630%
Salaries and wages	89,853	75,434	19%
General and administrative expenses	890,975	680,027	31%
Professional fees	274,200	13,884	1,875%
Total operating expenses	1,260,148	770,046	64%
Operating loss before the undernoted	(1,881,711)	(1,235,701)	52%
Amortization of deferred finance costs	(103,338)	(54,550)	89%
Fair value adjustment relating to warrants	-	775,152	n/a
Imputed interest expense	(230,723)	(161,365)	43%
Net Loss	(2,215,772)	(676,464)	228%
Foreign exchange translation adjustment	4,683	(198,987)	(102%	)
Comprehensive loss	$(2,211,089)	$(875,451)	153%

Sales. We had sales of $34,829 for the three months ended September 30, 2012, as compared with sales of $133,938 for the six months ended September 30, 2011, a decrease of 74%. During the six months ended September 30, 2012, we had closed our private placement and were still ramping up operations at our Ana Maria plant. We were delivering inventory to the plant as we prepared to resume production, but had not begun processing copper at our Ana Maria plant. During the six months ended September 30, 2011, we had an agreement with a 3rd party to process copper powder provided we delivered enough mineral to their plant to cover half of the costs. However, during the six months ended September 30, 2012, we only delivered a small amount of mineral to this 3rd party and instead focused on delivering raw materials to our Ana Maria plant, which resumed copper production in October 2012.

Cost of sales. Cost of sales includes direct costs associated with the sale of our products. Cost of sales was $656,392 for the six months ended September 30, 2012, as compared with $599,593 for the six months ended September 30, 2011, an increase of 9%. During the six months ended September 30, 2012, we have continued to prepare our plant to begin producing copper and we anticipate our first sales of copper in October 2012. As a result we have incurred costs for supplies, the preparation of our mines to extract ore and to deliver mineral to the plant. The cost reflected in the September 30, 2011, period is due to the fact that we had an agreement with a 3rd party to provide mineral to process copper powder. With our limited resources during the quarter, we were only able to deliver a limited amount of mineral.

Gross loss. Gross loss is equal to the difference between our sales and the cost of sales. For the six months ended September 30, 2012, we had a gross loss of $621,563, as compared with a gross loss of $465,655 for the six months ended September 30, 2011. The increase in gross loss was primarily due to the decrease in sales and increase of cost of sales as discussed above.

Operating expenses. Our operating expenses consist of impairment of mining rights, salaries and wages, general and administrative expenses and professional fees.

Impairment of mining rights. For the six months ended September 30, 2012, impairment of mining rights was $5,120, as compared with $701 for the six months ended September 30, 2011. We have expensed mining rights, since we currently have no formal plans to exploit these mining rights.

Salaries and wages. Salaries and wages amounted to $89,853 for the six months ended September 30, 2012, as compared to $75,434 for the six months ended September 30, 2011, a increase of 19%. After completing our private placement in May/June 2012, we have begun growing the Company as required to support the production of copper. This has resulted in higher salaries and wages. During the six months ended September 30, 2011, we had limited funds and worked to minimize salaries and wages wherever possible.

General and administrative expenses. General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. General and administrative expenses for the six months ended September 30, 2012, were $890,975, as compared with $680,027 for the six months ended September 30, 2011. This increase is the result of preparing the Company for the production of copper. In addition, the Company remained publicly traded during both the six months ended September 30, 2012 and the September 30, 2011, which requires the Company to undertake a certain level of expenses.

Professional fees. Professional fees consist of legal fees, accounting fees and other fees associated with our operations as a public company. For the six months ended September 30, 2012, professional fees were $274,200, as compared with $13,884 for the six months ended September 30, 2011. This increase was due to the fact that we closed fund raises on May 8, 2012 and June 7, 2012. In preparing for the fund raises the Company’s public company expenses increased significantly in order to ensure its filings were complete and up to date. In addition, the Company uses outside contractors for specialized services where necessary. In raising funds and ramping our operations to prepare for the production of copper, we incurred significantly increased professional fees. During the six months ended September 30, 2011, the Company was operating with limited resources and as a result was forced to limit all professional fees.

Amortization of deferred finance costs. On May 12, 2010, we consummated a private placement of common shares, warrants and make good warrants. The direct financing costs were allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants were recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method, while amounts related to the common stock directly offset the carrying value of the redeemable common stock. For the six months ended September 30, 2012, we amortized deferred finance costs of $54,550, as compared to $54,550 for the six months ended September 30, 2011.

On May 8, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors for issue of eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock. The Company evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The financing costs are being amortized over the term of the notes. Amortization of the deferred finance charges amounted to $48,788 for the six month period ended September 30, 2012 and $nil for the six months ended September 30, 2011.

Fair value adjustment relating to warrants. For the six months ended September 30, 2012, we had no fair value adjustment to warrants, as compared to $775,152 for the six months ended September 30, 2011. On May 12, 2010, we commenced a private placement of common shares, warrants and make good warrants. At inception, warrants were classified as liabilities due to the fact that they were considered not to be indexed to the company's own stock and due to the firm registration rights embodied in the agreements. At March 31, 2012, all variability and rights resulting in liability classification were removed and the instruments were re-measured and reclassified to equity which results in no fair value adjustment relating to the warrants for the quarter ended September 30, 2012.

Imputed interest expense. Imputed interest expense is related to unsecured, no interest promissory notes from related parties. These loans were valued at fair value at inception. We recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Discounts associated with these notes are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. We recognized interest expense to amortize discounts on promissory notes to related parties for the six months ended September 30, 2012, in the amount of $155,277, as compared with $161,365 for the six months ended September 30, 2011.

On May 8, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors for issue of eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock. The Company evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The purchase price allocation for the convertible notes resulted in a debt discount of $1,143,154. The discount on the notes will be amortized through periodic changes to interest expense over the term of the debenture using the effective interest method. Imputed interest expense amounted to $75,446 during the six month period ended September 30, 2012 and $0 during the six months ended September 30, 2011.

Net loss. As a result of the cumulative effect of the foregoing factors, we generated a net loss of $2,215,771 for the six months ended September 30, 2012, as compared to a net loss of $676,464 for six months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $80,800 and had a working capital deficit of $4,844,769. The following table provides detailed information about our net cash flow for the periods indicated.

Cash Flow

	Six Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(2,252,597)	$(1,271,848)
Net cash used in investing activities	(1,959,260)	(14,738)
Net cash provided by financing activities	4,200,955	1,065,949
Effect of exchange rate change in cash	91,402	136,312
Net increase (decrease) in cash and cash equivalents	80,500	(84,325)
Cash and cash equivalents at beginning of the period	300	437,124
Cash and cash equivalent at end of the period	$80,800	$352,799

Operating Activities

Net cash used in operating activities was $2,252,597 for the six months ended September 30, 2012, as compared to $1,271,848 for the same period in 2011. The increase during the quarter ended September 30, 2012, was mainly due to the increased net loss, the increase in inventory and the decrease on accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $1,959,260 for the six months ended September 30, 2012, as compared to $14,738 for the same period in 2011. This increase was due to the increase in restricted cash and the acquisition of property plant and equipment mainly associated with the Ana Maria plant.

Financing Activities

Net cash provided by financing activities was $4,200,955 for the six months ended September 30, 2012, as compared to $1,065,949 for the same period in 2011. This increase was mainly due to the proceeds from our capital leasing and the private placement completed in the quarter ended June 30, 2012.

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

Obligations under Material Contracts

As of March 31, 2012, there were outstanding loans made to the Company in the aggregate amount of $5,160,583. On May 8, 2012, we and certain creditors which had loaned us an aggregate of approximately $4,267,774 entered into separate loan repayment agreements whereby the creditors each agreed to allow us to defer repayment of their respective loans until the later of (i) May 8, 2013 and (ii) such time as we report positive net-income on our quarterly or annual financial statements filed with the SEC.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jorge Osvaldo Orellana Orellana, and Chief Financial Officer, Mr. Gerard Pascale, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon, and as of the date of this evaluation, Messrs. Orellana and Pascale, determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which we were still in the process of remediating as of September 30, 2012, our disclosure controls and procedures were not effective. See Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2012, our management identified material weaknesses related to our need to increase our qualified accounting personnel and to enhance the supervision, monitoring and reviewing of financial statements preparation processes. As disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, our management has identified the steps necessary to address the material weaknesses, and in the three months ended September 30, 2012, we continued to implement these remedial procedures. In addition to holding regular Board and Audit Committee meeting, the Company has increased its qualified accounting staff.

Other than in connection with the implementation of the remedial measures described above and in the 10-K, there were no changes in our internal controls over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended September 30, 2012, that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the three months ended September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended September 31, 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2012	CHILE MINING TECHNOLOGIES INC.

	By:	/s/ Jorge Osvaldo Orellana Orellana
Jorge Osvaldo Orellana Orellana, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gerard Pascale
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