Form 10-Q
period 2012-12-31
Chile Mining Technologies Inc.
filed 2013-02-19
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                                                   No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 14, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,164,134

Chile Mining Technologies Inc.
Quarterly Report on Form 10-Q
Period Ended December 31, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2012 and 2011

(Amounts expressed in US Dollars)

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(Amounts expressed in U.S. Dollars)
(Unaudited)

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)

ASSETS

Current
Cash	38,712	300
Sundry assets and other receivables (Note 13)	$10,275	$3,940
Inventory (Note 12)	136,931	35,403
	185,918	39,643
RESTRICTED CASH (Note 18)	344,850	-
DEPOSITS AND OTHER ASSETS (Note 14)	911,660	1,002,739
DEFERRED FINANCING COSTS (Note 8 (b) and 9 (a))	561,144	108,318
PROPERTY PLANT AND EQUIPMENT (Note 3)	6,067,652	4,766,253

	$8,071,224	$5,916,953

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,540,305	$1,721,650
Loan from related parties (Note 5)	1,109,423	548,938
Loan from non related party (Note 15)	-	560,000
Obligation under capital lease	210,311	482,787
Due to related parties (Note 5)	2,347,138	1,838,836
Convertible promissory note (Note 8 (c))	190,000	190,000

	5,397,177	5,342,211

PROMISSORY NOTES (Note 4)	2,306,850	2,022,809
LONG TERM -OBLIGATION UNDER CAPITAL LEASE	1,662,942	-
UNSECURED CONVERTIBLE NOTE (Note 9 (b))	150,000	-
SECURED CONVERTIBLE NOTES (Note 9 (a))	2,113,924	-
DERIVATIVE FINANCIAL INSTRUMENTS (Note 8 (a))	-	-

	11,630,893	7,365,020

REDEEMABLE COMMON STOCK (Note 8 (b))	-	-
Stockholders’ deficiency
Capital stock (note 6)	11,151	10,062
Additional paid in capital	12,700,379	11,558,314
Deficit	(16,316,421)	(13,043,895)
Accumulated other comprehensive income	45,222	27,452

	(3,559,669)	(1,448,067)

Total liabilities and stockholders’ deficiency	$8,071,224	$5,916,953

Going Concern (Note 1)
Related Party Transactions (Note 5)
Commitments (Note 16)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in U.S. Dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
	$	$	$	$
Sales	50,334	159,954	85,163	293,892

Cost of sales	460,034	347,275	1,116,426	946,868

Gross Loss	(409,700)	(187,321)	(1,031,263)	(652,976)
Operating expenses:
Impairment of mining rights (Note 7)	3,133	-	8,253	701
Salaries and wages	71,852	20,776	161,705	96,210
General and administrative	372,740	248,584	1,263,715	928,611
Professional fees	15,000	26,988	289,200	40,872
	462,725	296,348	1,722,873	1,066,394

Operating loss before the undernoted	(872,425)	(483,669)	(2,754,136)	(1,719,370)

Amortization of deferred finance costs (Note 8(b) and 9)	(58,230)	(27,275)	(161,568)	(81,825)

Fair value adjustment relating to warrants	-	(1,743,811)	-	(968,659)

Imputed interest expense (Note 4 and 9)	(126,099)	(73,818)	(356,822)	(235,183)

Net Loss for the period	(1,056,754)	(2,328,573)	(3,272,526)	(3,005,037)
Foreign exchange translation adjustment for the period	13,087	(15,125)	17,770	(214,112)

Comprehensive loss for the period	(1,043,667)	(2,343,698)	(3,254,756)	(3,219,149)

Weighted average number of common shares outstanding	10,925,839	9,364,593	10,455,944	9,364,593
Loss per share – basic and diluted	(0.10)	(0.25)	(0.31)	(0.34)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in U.S. Dollars)
(Unaudited)
For the nine months ended December 31,

	2012	2011

Cash Flows from Operating Activities:
Net loss	$(3,272,526)	$(3,005,037)
Impairment of mining rights	8,253	701
Amortization	389,383	311,198
Imputed interest expense	356,822	235,183
Amortization of deferred finance costs	161,568	81,825
Fair value adjustment relating to warrants	-	968,659
Changes in non-cash working capital:
Increase in sundry assets and other receivables	(6,162)	(95,689)
Increase in inventory	(99,362)	(65,573)
Decrease (Increase) in deposits and other assets	111,525	230,223
Increase (Decrease) in accounts payable and accrued liabilities	(216,105)	80,618
Net Cash used by Operating Activities	(2,566,604)	(1,257,892)

Cash Flows from Investing Activities:
Restricted cash	(344,850)	-
Acquisition of mining rights	(8,253)	(701)
Acquisition of property plant and equipment	(1,591,630)	(13,976)
Net Cash used by Investing Activities	(1,944,733)	(14,677)

Cash Flows from Financing Activities:
Advances from related parties	467,948	257,955
Loan from related party	548,439	215,787
Proceeds from (repayment of) non-related party	(572,289)	500,000
Capital lease proceeds ( repayment)	1,360,841	(276,576)
Proceeds from unsecured convertible note	150,000
Proceeds from secured convertible notes, net	2,520,606	-
Net Cash provided by Financing Activities	4,475,545	697,166

Effects of foreign currency exchange rate changes	74,204	138,279
Net Increase (Decrease) in Cash	38,412	(437,124)
Cash at beginning of the period	300	437,124
Cash at end of the period	$38,712	$-

Supplemental information:
Income tax paid	Nil	Nil
Interest paid	213,242	Nil

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE NINE MONTHS
ENDED DECEMBER 31, 2012 AND YEAR ENDED MARCH 31, 2012
(Amounts expressed in U.S. Dollars)
(Unaudited)

					Accumulated
	Number of				Other
	common	Capital	Additional Paid		Comprehensive
	shares	stock	in capital	Deficit	Income (loss)	Total
Balance as at March 31, 2011	9,364,593	9,365	1,822,309	(9,096,767)	213,312	(7,051,781)
Issue of shares due to non- performance	697,682	697	(697)
Transfer of derivative liabilities to equity			6,608,097			6,608,097

Transfer of redeemable common stock to equity			3,128,605			3,128,605
Net loss for the year				(3,947,128)		(3,947,128)
Foreign currency translation					(185,860)	(185,860)
Balance as at March 31, 2012	10,062,275	10,062	11,558,314	(13,043,895)	27,452	(1,448,067)
Issue of shares due to non- performance	1,089,359	1,089	(1,089)
Debt discount on secured convertible notes			1,143,154			1,143,154
Net loss for the period				(3,272,526)		(3,272,526)

Foreign currency translation					17,770	17,770
Balance as at December 31, 2012	11,151,634	11,151	12,700,379	(16,316,421)	45,222	(3,559,669)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

The interim consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of the financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended March 31, 2012. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at December 31, 2012 and March 31, 2012, the results of its operations for the three and nine month periods ended December 31, 2012 and December 31, 2011, and its cash flows for the nine month periods ended December 31, 2012 and December 31, 2011. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three and nine month period ended December 31, 2012 are not necessarily indicative of results to be expected for the full year.

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.

As shown in the accompanying financial statements, the Company has a working capital deficit of $5,211,259 and has incurred a deficit of $16,316,421 for the cumulative period to December 31, 2012. On May 8, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes (the “Notes”) and warrants to purchase the Company’s common stock. The Notes and warrants were issued in two tranches. The first tranche issued on May 8, 2012 contained (i) Notes in the aggregate original principal amount of $2,120,000 and (ii) Investor Warrants to purchase an aggregate of 530,000 shares of Common Stock, for aggregate gross proceeds of $2,120,000. The second tranche issued on June 7, 2012 contained (i) Notes in the aggregate original principal amount of $1,015,000 and (ii) Investor Warrants to purchase an aggregate of 507,500 shares of Common Stock, for aggregate gross proceeds of $1,015,000. In addition, during the quarter ended December 31, 2012, the Company raised and issued to an accredited investor $150,000 of eleven percent (11%) unsecured convertible note to purchase the Company’s common stock. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of copper. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

3.      PROPERTY PLANT AND EQUIPMENT

	December 31, 2012			March 31, 2012
		Accumulated
	Cost	Amortization	Net	Net
	$	$	$	$
Santa Filomena Plant	1,101,742	-	1,101,742	1,065,602
Land-Santa Filomena Plant	58,738	-	58,738	51,146
Ana Maria Plant and equipment	6,050,666	1,315,644	4,735,022	3,481,051
Machinery under construction	172,150	-	172,150	168,454

	7,383,296	1,315,644	6,067,652	4,766,253

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

Property Plant and Equipment is translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The Santa Filomena Plant is not being amortized as plant is under construction. Amortization for the nine month period amounted to $389,383 ($311,198 in 2011)

4.      PROMISSORY NOTES

Promissory notes from related parties payable were unsecured and consisted of the following:

Company	Interest Rate	December 31,	March 31,
		2012	2012
Ivan Vergara	Nil	$325,266	$285,521
Jorge Pizarro	Nil	205,310	180,437
Geominco EIRL	Nil	1,776,274	1,556,851
Total Long Term		$2,306,850	$2,022,809

All promissory notes are valued at fair market value at inception. These notes do not bear interest and had a maturity date of March 31, 2013.

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

In addition, the Company credited additional paid in capital with $13,835 (refer to Note 8 (c))

The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize discounts on promissory notes to related parties for the nine month period ended December 31, 2012 in the amount of $234,744 ($235,183 in 2011).

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

5.      RELATED PARTY TRANSACTIONS

a) As of December 31, 2012, the Company has loans payable to related parties for $1,109,423 ( $548,938 as of March 31, 2012). A loan for $155,971 is unsecured, free of interest and was payable on March 31, 2012. The balance of the outstanding loans of $953,452 is unsecured, free of interest and payable on demand. On May 8, 2012, the Company entered Loan Repayment Agreements (the “Repayment Agreements”) with related parties of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding.

During the quarter, the Company paid salaries of $nil ($8,029 in 2011) to parties that are related to the shareholder of the Company.

During the quarter, the Company expensed fees to three directors for $10,000 each. In addition one director was paid additional compensation for $20,000 during the quarter for time spent working on Company mattes. The Company expensed fees to its CFO for $24,900 during the quarter. The expense for the CFO for the quarter includes a commitment to issue 6,000 shares of common stock.

During the quarter, the Company had equipment rental and consulting expenses of $80,279 ($253,708 for the year ended March 31, 2012) to a related party, which is related by virtue of common control.

The transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties under common control.

b) The company owes the following amounts to related parties:

Included in accounts payable and accrued liabilities are amounts owing to two directors for a total of $35,000 ($42,500 for the year ended March 31, 2012).

As of December 31, 2012, the Company owes to related parties Geominco E.I.R.L.$2,305,618 and Geominco S.A, $41,250 for a total of $2,347,138. This advance is unsecured non-interest bearing and due on demand. On May 8, 2012, the Company entered Loan Repayment Agreements (the “Repayment Agreements”) with related parties of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

The Company was unable to meet minimum income thresholds in 2011 and again in 2012. The Company is obligated to issue 3,074,698 common shares on a cashless basis to meet the “make good” provisions of the “Make Good Warrants’. The Company transferred $6,608,097 from derivative liabilities to the credit of additional paid in capital (see note 8 (c)). In addition, the Company transferred $3,128,605 from redeemable common stock to additional paid in capital (see note 8(b)). As of March 31, 2012 the Company had issued 697,682 common shares for exercise of 809,104 make good warrants on a cashless basis. In addition, during the nine months ended December 31, 2012, the Company issued 1,089,359 common shares for exercise of 1,094,809 make good warrants on a cashless basis.

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

The following table summarizes the components of the derivative liabilities as of December 31, 2012 and inception of the instruments:

May 2010 Private Placement:	December 31, 2012	Inception May 12, 2010
Investor warrants	$-	$1,519,144
Broker warrants	-	273,442
Credit facility warrants	-	523,440
Make Good warrants	-	131,891
Acquisition advisory fees:
Make Good warrants	-	62,176
Total derivative liabilities	$-	$2,510,093

At inception, warrants were classified as liabilities due to the fact that they were considered not to be indexed to the company's own stock and due to the firm registration rights embodied in the agreements. At March 31, 2012, all variability and rights resulting in liability classification were removed and the instruments were re-measured and reclassified to equity.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

The following table summarizes the common shares indexed to the derivative instruments as of December 31, 2012, and inception of the instruments:

May 2010 Private Placement:	December 31, 2012	Inception May 12, 2012
Investor warrants	-	1,044,803
Broker warrants	-	188,062
Credit facility warrants	-	360,000
Make Good warrants	-	47,597
Acquisition advisory fees:
Make Good warrants	-	22,438
	-	1,662,900

Make Good warrants indexed to 1,537,349 shares of common stock vested when the Company did not meet the performance condition as of March 31, 2011, and additional Make Good warrants indexed to 1,537,349 shares of common stock vested when the Company did not meet the March 31, 2012 performance condition. At March 31, 2012, all variability and rights resulting in liability classification were removed and the instruments were remeasured and reclassified to equity

8(b)      MAY 2010 PRIVATE PLACEMENT

On May 12, 2010, the Company commenced a private placement of (i) 2,089,593 shares of common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, (ii) Closing Warrants to purchase up to 1,044,803 shares of common stock, and (iii) Make Good Warrants to purchase up to an aggregate of 2,089,593 shares of common stock (the “May 2010 Private Placement). In connection with the May 2010 Private Placement, the Company entered into a Registration Rights Agreement related to the common stock and warrants that requires the Company to, among other things, file a Registration Statement within 65 days from the closing of the May 2010 Private Placement and achieve effectiveness as soon as possible , but in no event later than the 180th day following the Final Closing Date or the 5th trading day following the date on which the Company is notified that the initial Registration Statement will not be reviewed or is no longer subject to review and comments. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, the Company is required to classify the common stock outside of stockholders’ equity as redeemable common stock. At March 31, 2012, the Company reclassified these securities to permanent equity due to the fact that the registration requirement had been met.

The Closing warrants included in the May 2010 Private Placement are indexed to 1,044,803 shares of the Company’s common stock and may be exercised until the fourth anniversary of their issuance at an exercise price of $3.61 per share. Pursuant to the Securities Purchase Agreement, the Company also agreed to issue Make Good warrants to investors to purchase up to an aggregate amount of 2,089,593 shares of its common stock at an exercise price of $0.01 per share which became exercisable when the Company did not meet certain financial performance targets in 2011 and 2012. The “make good” provisions established minimum net income thresholds of $14,382,102 and $15,179,687 for the 2011 and 2012 fiscal years, respectively. If, in a given fiscal year 90% of the applicable minimum net income threshold was not met, such aggregate number of Make Good warrants became exercisable equal to the amount by which the Company’s actual net income was less than the applicable financial target, divided by the financial target, and multiplied by 50% of the total warrant shares underlying the warrant agreement. The Closing and Make Good warrants were evaluated under the guidance of ASC 480, Distinguishing Liabilities and Equity for purposes of their classification. Due to the Make Good warrants contingent exercise provisions, they did not meet the definition of “indexed to a Company’s own stock” and were required to be classified as liabilities and measured at inception and an ongoing basis at fair value. As of March 31, 2012, the Make Whole warrants were no longer contingently exercisable and the registration rights agreement had been fulfilled. Accordingly, at March 31, 2012, the warrants met the 8 conditions for equity classification provided in ASC 815-40 and were revalued and reclassified to equity.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

The Company amortized deferred finance cost by $81,825 during the nine month period ended December 31, 2012. Deferred finance costs outstanding as of December 31, 2012, relating to this financing is $ 26,493.

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

At the closing, the Company had also issued to HFG the HFG Make Good Warrant for the purchase of up to 985,104 shares of common stock. The terms of the HFG Make Good Warrant are identical to the terms of the Make Good Warrants issued to the investors in the private placement and accordingly, they did not meet the definition of “indexed to a Company’s own stock” and were required to be classified as liabilities and measured at inception and an ongoing basis at fair value. As of December 31, 2012, HFG had exercised warrants for 492,552 common shares.

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

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

9 (a)      SECURED CONVERTIBLE NOTES

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

The purchase price allocation for the convertible notes resulted in a debt discount of $1,143,154. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Imputed interest expense amounted to $122,078 during the nine month period ended December 31, 2012. In addition, amortization of deferred finance charges amounted to $79,743 for the nine month period ended December 31, 2012, resulting in balance of $534,651 as of December 31, 2012. The purchase price allocation is as follows:

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

9(b)      UNSECURED CONVERTIBLE NOTES

On December 13, 2012, CMT consummated a private placement financing with a group of accredited investors for an aggregate gross proceeds of approximately $150,000. In connection with the financing, the Company issued to investors unsecured convertible notes in the aggregate original principal amount of $150,000. The convertible notes have a five year term, carry an interest rate of 11% per annum, and are convertible into the Company’s common stock at an initial price of $2.00 per share. Net proceeds from the offering are expected to be used for general corporate purposes and working capital.

10.      SEGMENT INFORMATION

As at December 31, 2012 the Company operated in one reportable segment, being the exploration for and the development of mining rights in the Republic of Chile.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

11.      CAPITAL MANAGEMENT

The Company manages its capital structure, and makes adjustments to it based on the funds available to the Company, in order to maintain its daily operations. The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Company's management to sustain the future development of the business.

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

There were no changes in the Company's approach to capital management during the quarter ended December 31, 2012.

12.      INVENTORY

The quantity of material in ore on the leach pad is based on surveyed volumes of mined material. Sampling and assaying determine the estimated amount of copper contained in material delivered to the leach pad. As at September 30, 2012, the amount of copper contained in material delivered to the leach pad is at a level of 1%. Expected copper recovery rates are determined using small-scale laboratory tests, historical trends and other known factors, including mineralogy of the ore and rock type. The ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to over 90 percent depending on several variables, including type of processing, metallurgical processes and mineralogy. As at December 31, 2012, the current ultimate recovery copper has been estimated at 85%.

Break down for Inventory is as follows:

	December 31,2012	March 31,2012
Raw material	$101,786	$-
Supply inventory	35,145	$35,403

	$136,931	35,403

13.      SUNDRY ASSETS AND OTHER RECEIVABLES

	December 31,2012	March 31,2012
Prepaid expenses	$10,275	$-
Employee advances	-	$3,940

	$10,275	3,940

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

14.      DEPOSITS AND OTHER ASSETS

	December 31, 2012	March 31,2012
Navidad (Arica) project	$-	$560,000
Narnia project	105,203
Mina Al Abuelo project	208,484
Value added taxes (“VAT”)	530,421	376,638
Equipment deposit	67,552	66,101
	$911,660	$1,002,739

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

Minera only paid two months of the actual minimum rent and therefore failed to deliver on the remaining balance owed on the purchase of the property. As a result of this agreement lapsing, the option to purchase this property was nullified and subsequent to the year-end Minera let this agreement lapse. On May 19, 2012, Minera signed an agreement with Santiago Lay releasing it from any liabilities and future payments due from this agreement. With this agreement, Mr. Lay agreed to repay deposits paid by Minera as well as provide partial compensation for the work and studies performed on this property to a maximum of $560,000. Minera and Mr. Lay agreed to use this compensation to repay Minera’s loan of $500,000 with interest of $60,000 payable to Exportadora e Importadora Bengolea (Bengolea) which was fully paid during the quarter ended December 31, 2012. In accordance with the final contract, Mr. Lay has fully repaid this loan directly to Bengolea.

On June 28, 2012, Minera contracted with Narnia Uno Al Las Veinte to acquire 90 hectares of mining property located in the Commune of Illapel for a total purchase price of $236,786(CLP112, 000,000). All rights to the property belonged to the seller and the property was properly registered under the Conservatory of Mines of the City of Illapel (ROL #43011253-8). All properties and rights will transfer from seller to buyer provided price of CLP 112,000,000 is met. As of December 31, 2012, Minera had made payments totaling $101,405 toward the purchase price and incurred an additional $3,798 expenses related to the acquisition. Additional monthly payments will be made through February 2013 to complete the sale.

On July 05, 2012, Minera contracted with Minera Cerro Centinela, S.A. to acquire 23 hectares of mining property located in the Commune of Illapel for a total purchase price of $307,227 (CLP 145,317,884). All rights to the property belonged to the seller and are properly registered under the Conservatory of Mines of the City of Illapel with the National Roles. All properties and rights will transfer from the seller to Minera upon payment of the total purchase price. As of December 31, 2012, Minera had made payments totaling $208,484 toward the purchase price. Additional payments will be made through January 2013 to complete the sale.

Value added tax balance represents net VAT recoverable which may be refunded or applied toward future corporate tax liability.

15.      LOAN FROM NON RELATED PARTY

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Amounts expressed in U.S. Dollars)
(unaudited)

During the year ended March 31, 2012, Minera received a loan from Exportadora e Importadora Bengolea (Bengolea), a non-related party for $500,000 for additional working capital. This loan is free of interest and payable in six monthly equal installments commencing six months after the receipt of loan. Minera will be obligated to pay interest at 10% per annum in the event of default.

The Company defaulted on the loan and in settlement of the $500,000, Bengolea agreed to accept a one-time payment of interest of $60,000. On May 19, 2012 Minera finalized an agreement between one of its debtors and Bengolea that released Minera from this obligation. The loan was fully paid during the quarter ended December 31, 2012 (also refer to Note 14).

16.      COMMITMENTS

During the year ended March 31, 2012, the Company received a loan from Exportadora e Importadora Bengolea (Bengolea), a non-related party for $500,000 for additional working capital. Associated with this loan, the company was committed to supply 100MT of cathodes per month to a customer for a period of 12 months for a total of 1,200MT commencing May, 2011. The selling prices are based on London metal prices less 8% commission. Any short supply will be carried forward to next month until the supply of 1,200MT is complete. As of March 31, 2012, the Company did not supply any cathodes and since the production from the Ana Maria plant was significantly limited Bengolea agreed to void the loan conditions for a full refund of their money plus a one-time payment of interest of $60,000. On May 19, 2012, the Company finalized an agreement between one of its debtors and Bengolea that released the Company from this loan through repayment of the loan with accrued interest. As of December 31, 2012, this loan was fully paid off (refer to Note 14 and 15).

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

	December 31, 2012		March 31, 2012
	Carrying		Carrying
Assets/Liabilities	Value	Fair Value	Value	Fair Value
Cash	38,712	38,712	300	300
Restricted cash	$344,850	$344,850	$-	$-
Sundry assets and other receivables	$10,275	$10,275	$3,940	$3,940
Accounts payable and accrued liabilities	$1,540,305	$1,540,305	$1,721,650	$1,721,650
Due to related party	2,347,138	2,347,138	1,838,836	1,838,836
Loan from related party	1,109,423	1,109,423	548,938	548,938
Loan from non related party	-	-	560,000	560,000
Convertible promissory note	190,000	190,000	190,000	190,000
Promissory notes	2,306,850	2,306,850	2,022,809	2,022,809
Unsecured convertible note	150,000	150,000
Secured convertible notes	2,113,924	2,113,924	-	-

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

19.      CONTINGENCIES

On November 30, 2012, a former employee of Minera for three months filed a lawsuit in the Chilean courts alleging that he was wrongfully terminated from employment, and that during his employment the Company (i) paid him less than an alleged agreed salary, and (ii) did not make social security payments on his behalf. The lawsuit seeks damages in the amount of approximately thirty million pesos (approximately US$62,722). While management does not believe that the case has any merit and does not believe that it will have a material effect upon the financial condition of the Company, at present we cannot assess the likelihood of success or accurately estimate the amount of any contingency for such lawsuit.

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

By reducing unit costs and carefully managing the average source material grade, we estimate that the MINI plant technology will allow us to break even at copper prices as low as US$1.00 per pound, or US$2,205 per metric ton. As of February 13, 2013, copper was trading at $8,221 per metric ton on the London Metals Exchange, or LME. As the price of finished copper has increased, however, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. Historically, these producers would not have been interested in raw ore purchases, as they could not generate profits at lower finished copper prices. However the increase in finished copper prices has made third-party purchase attractive for a number of additional producers. While the additional producers entering the market for minerals has not had an effect on the cost of the ore, it has put the miners into a stronger negotiating position on the sales of their ore. As such, the market now demands that producers must purchase the ore by providing payment upon delivery of the ore, as opposed to the historical practice of providing payment following the sale of the finished copper. This shift in the market has affected our need for working capital substantially, in that we now require approximately $1 million per MINI plant to purchase enough ore to operate at full capacity.

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

The table below summarizes the capacity of each of our current and planned MINI plants.

District	Plant	Initial Production	Initial Capacity/Year
Matancilla	Ana Maria	Operating	1,200 MT (1)
Salamanca	Santa Filomena	4th Quarter 2013	1,200 MT
Combarbala	Gabriella	2nd Quarter 2014	1,200 MT

(1) Since we commenced operations at the Ana Maria plant, total annual capacity has been increased to 2,225 metric tons.

To date, the majority of our capital expenditures have been used for the construction of our facilities.

Results of Operations

Comparison of the Three Months Ended December 31, 2012 and 2011

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage increase/decrease over prior year numbers for the periods indicated in dollars. The financial data for the three months ended December 31, 2012 reflects the third quarter of Fiscal Year 2013, while the financial data for the same period in 2011 reflects the third quarter of Fiscal Year 2012.

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	December 31,		% Increase/
	2012	2011	(Decrease)
Sales	$50,334	$159,954	(69%	)
Cost of sales	460,034	347,275	32%
Gross loss	(409,700)	(187,321)	119%
Operating expenses:
Impairment of mining rights	3,133	-	n/a
Salaries and wages	71,852	20,776	246%
General and administrative expenses	372,740	248,584	50%
Professional fees	15,000	26,988	(44%	)
Total operating expenses	462,725	296,348	56%
Operating loss before the undernoted	(872,425)	(483,669)	80%
Amortization of deferred finance costs	(58,230)	(27,275)	113%
Fair value adjustment relating to warrants	-	(1,743,811)	n/a
Imputed interest expense	(126,099)	(73,818)	71%
Net Loss	(1,056,754)	(2,328,573)	(55%	)
Foreign exchange translation adjustment	13,087	(15,125)	(187%	)
Comprehensive loss	$(1,043,667)	$(2,343,698)	(55%	)

Sales. We had $50,334 in sales for the three months ended December 31, 2012, as compared with sales of $129,954 for the three months ended December 31, 2011. During the quarter ended December 31, 2012, we had just begun to resume production at our Ana Maria plant. As a result, we operated at a limited capacity due to the need to adjust the lixiviation process and monitor correct copper concentrations in the pools and tanks at the plant. During the three months ended December 31, 2011, the Ana Maria plant was operating at less than full capacity due to limited working capital.

Cost of sales. Cost of sales includes direct costs associated with the sale of our products. Cost of sales was $460,034 for the three months ended December 31, 2012, as compared with $347,275 for the three months ended December 31, 2011, an increase of 32%. During the quarter ended December 31, 2012, we resumed copper production at the Ana Maria plant. In addition, we have also developed several mines and are delivering mineral to the plant during the quarter. This work has resulted in higher cost of sales compared to the same period ended 2011. For the three months ended December 31, 2011, we had lower labor, material and other direct costs because we were operating with limited working capital. Also, during the three months ended December 31, 2011, we were only purchasing mineral and not performing any mining development operations.

Gross loss. Gross loss is equal to the difference between our sales and the cost of sales. For the three months ended December 31, 2012, we had a gross loss of $409,700, as compared with a gross loss of $187,321 for the three months ended December 31, 2011. The increase in gross loss was primarily due to the decrease in sales and increase in cost of sales as discussed above.

Operating expenses. Our operating expenses consist of impairment of mining rights, salaries and wages, general and administrative expenses and professional fees.

Impairment of mining rights. For the three months ended December 31, 2012, impairment of mining rights was $3,133, as compared with none for the three months ended December 31, 2011. We have expensed mining rights, where we currently have no formal plans to exploit these mining rights.

Salaries and wages. Salaries and wages amounted to $71,852 for the three months ended December 31, 2012, as compared to $20,776 for the three months ended December 31, 2011, an increase of 246%. After completing our private placement in the June 2012 quarter, we have begun growing the Company as required to support the production of copper. This has resulted in significantly higher salaries and wages and growth of the corporate staff as compared to the same period in 2011. During the three months ended December 31, 2011, we had limited production and worked to minimize salaries and wages.

General and administrative expenses. General and administrative expenses consist primarily of building maintenance and repairs, energy costs, and general expenses. General and administrative expenses for the three months ended December 31, 2012, were $372,740, as compared with $248,584 for the three months ended December 30, 2011, an increase of 50%. This increase is the result of preparing and growing the Company to support the production of copper. During the three months ended December 31, 2011, we had limited production and worked to minimize expenses.

Professional fees. Professional fees consist of legal fees, accounting fees and other fees associated with our operations as a public company. For the three months ended December 31, 2012, professional fees were $15,000, as compared with $26,988 for the three months ended December 31, 2011, a decrease of 44%. It is necessary to hire specialized professionals at times to complete tasks outside of the Company’s current expertise. During the past quarter ended December 31, 2012, as the Company continued to grow, it was able to rely less on outside professional fees as compared to the same period ended 2011.

Amortization of deferred finance costs. On May 12, 2010, we consummated a private placement of common shares, warrants and make good warrants. The direct financing costs were allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants were recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method, while amounts related to the common stock directly offset the carrying value of the redeemable common stock. For the three months ended December 31, 2012, we amortized deferred finance costs of $27,275, as compared to $27,275 for the three months ended December 31, 2011.

On May 8, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors for issue of eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock. The Company evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The financing costs are being amortized over the term of the notes. Amortization of the deferred finance charges amounted to $30,955 for the three month period ended December 31, 2012, and $nil for the three months ended December 31, 2011.

Fair value adjustment relating to warrants. For the three months ended December 31, 2012, we had no fair value adjustment to warrants, as compared to $1,743,811 for the three months ended December 31, 2011. On May 12, 2010, we commenced a private placement of common shares, warrants and make good warrants. At inception, warrants were classified as liabilities due to the fact that they were considered not to be indexed to the company's own stock and due to the firm registration rights embodied in the agreements. At March 31, 2012, all variability and rights resulting in liability classification were removed and the instruments were re-measured and reclassified to equity which results in no fair value adjustment relating to the warrants for the quarter ended September 30, 2012.

Imputed interest expense. Imputed interest expense is related to unsecured, no interest promissory notes from related parties. These loans were valued at fair value at inception. We recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Discounts associated with these notes are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. We recognized interest expense to amortize discounts on promissory notes to related parties for the three months ended December 31, 2012, in the amount of $79,467, as compared with $73,818 for the three months ended December 31, 2011.

On May 8, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors for issue of eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock. The Company evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The purchase price allocation for the convertible notes resulted in a debt discount of $1,143,154. The discount on the notes will be amortized through periodic changes to interest expense over the term of the debenture using the effective interest method. Imputed interest expense amounted to $46,632 during the three month period ended December 31, 2012, and $0 during the three months ended December 31, 2011.

Net loss. As a result of the cumulative effect of the foregoing factors, we generated a net loss of $1,056,754 for the three months ended December 31, 2012, as compared to a net loss of $2,328,573 for three months ended December 31, 2011.

Comparison of the Nine Months Ended December 31, 2012 and 2011

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage increase/decrease over prior year numbers for the periods indicated in dollars. The financial data for the nine months ended December 31, 2012 reflect the first, second and third quarters of Fiscal Year 2013, while the financial data for the same period in 2011 reflect the first, second and third quarters of Fiscal Year 2012.

The following table sets forth key components of our results of operations for the periods indicated.

	Nine Months Ended
	December 31,		% Increase/
	2012	2011	(Decrease)
Sales	$85,163	$293,892	(71%	)
Cost of sales	1,116,426	946,868	18%
Gross loss	(1,031,263)	(652,976)	58%
Operating expenses:
Impairment of mining rights	8,253	701	1077%
Salaries and wages	161,705	96,210	68%
General and administrative expenses	1,263,715	928,611	36%
Professional fees	289,200	40,872	608%
Total operating expenses	1,722,873	1,066,394	62%
Operating loss before the undernoted	(2,754,136)	(1,719,370)	60%
Amortization of deferred finance costs	(161,568)	(81,825)	97%
Fair value adjustment relating to warrants	-	(968,659)	n/a
Imputed interest expense	(356,822)	(235,183)	52%
Net Loss	(3,272,526)	(3,005,037)	9%
Foreign exchange translation adjustment	17,770	(214,112)	(108%	)
Comprehensive loss	$(3,254,756)	$(3,219,149)	1%

Sales. We had sales of $85,163 for the nine months ended December 31, 2012, as compared with sales of $293,892 for the nine months ended December 31, 2011, a decrease of 71%. During the nine months ended December 31, 2012, we had closed our private placement and were still preparing our Ana Maria plant for the production of copper, and were only able to produce limited amounts of copper during this period. During the nine months ended December 31, 2011, we were operating the Ana Maria plant, thought also at limited capacities due to the increased cost of minerals and our limited working capital.

Cost of sales. Cost of sales includes direct costs associated with the sale of our products. Cost of sales was $1,116,426 for the nine months ended December 31, 2012, as compared with $946,868 for the nine months ended December 31, 2011, an increase of 18%. During the nine months ended December 31, 2012, we continued to prepare our plant to begin producing copper and were able to process our first sales. As a result, we incurred costs for supplies, the preparation and upgrades to the Ana Maria plant, extracting ore from the mines, and delivering the ore to the plant. During the period ended December 31, 2011, the Ana Maria plant was operating at limited capacities, and the primary costs we incurred were associated with supplies and purchasing minerals for our limited operations.

Gross loss. Gross loss is equal to the difference between our sales and the cost of sales. For the nine months ended December 31, 2012, we had a gross loss of $1,031,263, as compared with a gross loss of $946,868 for the nine months ended December 31, 2011. The increase in gross loss was primarily due to the decrease in sales and increase of cost of sales as discussed above.

Operating expenses. Our operating expenses consist of impairment of mining rights, salaries and wages, general and administrative expenses and professional fees.

Impairment of mining rights. For the nine months ended December 31, 2012, impairment of mining rights was $8,253, as compared with $701 for the nine months ended December 31, 2011. We have expensed mining rights, since we currently have no formal plans to exploit these mining rights.

Salaries and wages. Salaries and wages amounted to $161,705 for the nine months ended December 31, 2012, as compared to $96,210 for the nine months ended December 31, 2011, an increase of 68%. After completing our private placement in the June 2012 quarter, we have begun growing the Company as required to support the production of copper. This has resulted in significantly higher salaries and wages and growth of the corporate staff as compared to the same period in 2011. During the nine months ended December 31, 2011, we also had limited production and worked to minimize salaries and wages.

General and administrative expenses. General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. General and administrative expenses for the nine months ended December 31, 2012, were $1,263,715, as compared with $928,611 for the nine months ended December 31, 2011, an increase of 36%. This increase is the result of growing the Company to support the production of copper. During the nine months ended December 31, 2011, the Company was operating at limited production levels due to limited working capital, and as a result they worked to minimize expenses.

Professional fees. Professional fees consist of legal fees, accounting fees and other fees associated with our operations as a public company. For the nine months ended December 31, 2012, professional fees were $289,200, as compared with $40,872 for the nine months ended December 31, 2011. This increase was due to the fact that we closed fund raises on May 8, 2012 and June 7, 2012. In preparing for the fund raises the Company’s public company expenses increased significantly in order to ensure its filings were complete and up to date. In addition, the Company uses outside contractors for specialized services where necessary. In raising funds and completing all of our reporting requirements, we incurred significantly increased professional fees. During the nine months ended December 31, 2011, the Company was operating with limited resources and as a result attempted to limit all professional fees.

Amortization of deferred finance costs. On May 12, 2010, we consummated a private placement of common shares, warrants and make good warrants. The direct financing costs were allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants were recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method, while amounts related to the common stock directly offset the carrying value of the redeemable common stock. For the nine months ended December 31, 2012, we amortized deferred finance costs of $81,825, as compared to $81,825 for the nine months ended December 31, 2011.

On May 8, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors for issue of eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock. The Company evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The financing costs are being amortized over the term of the notes. Amortization of the deferred finance charges amounted to $79,743 for the nine months ended December 31, 2012, and $nil for the nine months ended December 31, 2011.

Fair value adjustment relating to warrants. For the nine months ended December 31, 2012, we had no fair value adjustment to warrants, as compared to $968,659 for the nine months ended December 31, 2011. On May 12, 2010, we commenced a private placement of common shares, warrants and make good warrants. At inception, warrants were classified as liabilities due to the fact that they were considered not to be indexed to the company's own stock and due to the firm registration rights embodied in the agreements. At March 31, 2012, all variability and rights resulting in liability classification were removed and the instruments were re-measured and reclassified to equity which results in no fair value adjustment relating to the warrants for the quarter ended September 30, 2012.

Imputed interest expense. Imputed interest expense is related to unsecured, no interest promissory notes from related parties. These loans were valued at fair value at inception. We recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Discounts associated with these notes are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. We recognized interest expense to amortize discounts on promissory notes to related parties for the nine months ended December 31, 2012, in the amount of $234,744, as compared with $235,183 for the nine months ended December 31, 2011.

On May 8, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors for issue of eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock. The Company evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The purchase price allocation for the convertible notes resulted in a debt discount of $1,143,154. The discount on the notes will be amortized through periodic changes to interest expense over the term of the debenture using the effective interest method. Imputed interest expense amounted to $122,078 during the nine month period ended December 31, 2012 and $nil during the nine months ended December 31, 2011.

Net loss. As a result of the cumulative effect of the foregoing factors, we generated a net loss of $3,272,526 for the nine months ended December 31, 2012, as compared to a net loss of $3,005,037 for nine months ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $38,712 and had a working capital deficit of $5,211,259. The following table provides detailed information about our net cash flow for the periods indicated.

Cash Flow

	Nine Months Ended December 31,
	2012	2011
Net cash used in operating activities	$(2,566,604)	$(1,257,892)
Net cash used in investing activities	(1,944,733)	(14,677)
Net cash provided by financing activities	4,475,545	697,166
Effect of exchange rate change in cash	74,204	138,279
Net increase (decrease) in cash	38,412	(437,124)
Cash at beginning of the period	300	437,124
Cash at end of the period	$38,712	$-

Operating Activities

Net cash used in operating activities was $2,566,604 for the nine months ended December 31, 2012, as compared to $1,257,892 for the same period in 2011. The increase during the nine month period ended December 31, 2012, was mainly due to the increased net loss, as well as the decrease in deposits and decrease in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $1,944,733 for the nine months ended December 31, 2012, as compared to $14,677 for the same period in 2011. This increase was due to the increase in restricted cash and the acquisition of property plant and equipment mainly associated with the Ana Maria plant.

Financing Activities

Net cash provided by financing activities was $4,475,545 for the nine months ended December 31, 2012, as compared to $697,166 for the same period in 2011. This increase was mainly due to the proceeds from our capital leasing and the private placement completed in the quarter ended June 30, 2012.

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

Obligations under Material Contracts

As of March 31, 2012, there were outstanding loans made to the Company in the aggregate amount of $5,160,583. On May 8, 2012, we and certain creditors which had loaned us an aggregate of approximately $4,267,774 entered into separate loan repayment agreements whereby the creditors each agreed to allow us to defer repayment of their respective loans until the later of (i) May 8, 2013, and (ii) such time as we report positive net-income on our quarterly or annual financial statements filed with the SEC.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jorge Osvaldo Orellana Orellana, and Chief Financial Officer, Mr. Gerard Pascale, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon, and as of the date of this evaluation, Messrs. Orellana and Pascale, determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which we were still in the process of remediating as of December 31, 2012, our disclosure controls and procedures were not effective. See Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2012, our management identified material weaknesses related to our need to increase our qualified accounting personnel and to enhance the supervision, monitoring and reviewing of financial statements preparation processes. As disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, our management has identified the steps necessary to address the material weaknesses, and in the three months ended December 31, 2012, we continued to implement these remedial procedures. In addition to holding regular Board and Audit Committee meeting, the Company has increased its qualified accounting staff.

Other than in connection with the implementation of the remedial measures described above and in the 10-K, there were no changes in our internal controls over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended December 31, 2012, that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the three months ended December 31, 2012.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.      OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended December 31, 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.      EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2013	CHILE MINING TECHNOLOGIES INC.

	By:	/s/ Jorge Osvaldo Orellana Orellana
Jorge Osvaldo Orellana Orellana, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gerard Pascale
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