Form 10-K
period 2013-03-31
Chile Mining Technologies Inc.
filed 2013-07-15
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to _____________

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [   ]                                                   No [X]

As of September 28, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Pink Exchange) was approximately $6,729,186.

There were a total of 11,164,134 shares of the registrant’s common stock outstanding as of July 13, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHILE MINING TECHNOLOGIES INC.
Annual Report on FORM 10-K
For the Fiscal Year Ended March 31, 2013

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

By reducing unit costs and carefully managing the average source material grade, we estimate that the MINI plant technology will allow us to break even at copper prices as low as US$1.00 per pound, or US$2,205 per metric ton. As of July 10, 2013, copper was trading at $6,779 per metric ton on the London Metals Exchange, or LME. As the demand for copper continues to increase, the market now demands that producers must purchase the ore by providing payment upon delivery of the ore, as opposed to the historical practice of providing payment following the sale of the finished copper. This shift in the market has affected our need for working capital substantially, in that we now require approximately $1 million per MINI plant to purchase enough ore to operate at full capacity.

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

We commenced operations at the Ana Maria plant in July 2009. The Ana Maria plant was taken off-line the first week of May 2010 in order to increase the capacity of this facility. As a result, the total capacity for the production of refined copper cathodes from the Ana Maria plant increased from 120 metric tons per month to 180 metric tons per month, effectively increasing its capacity by 50%. We resumed operations at the plant with the additional capacity in place in late 2010. We believe that the site can be progressively expanded to about 5,000 metric tons per annum on a modular basis in increments of 500 to 1,000 metric tons, subject to the market price for copper and the grade and quantity of source materials available to be processed.

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

Our Industry

Overview of the Global Copper Industry

Copper, in the form of copper cathodes, is an internationally traded commodity, and its prices are determined by the major metals exchanges – the New York Mercantile Exchange, or COMEX, the LME, and the Shanghai Futures Exchange, or SHFE. Prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but are also influenced significantly from time to time, by speculative actions and currency exchange rates. Copper consumption is closely associated with industrial production and therefore tends to follow economic cycles.

In 2012, mine production levels increased gradually, recovering from constrained output in previous year. ICSG anticipates that recovery will continue and additional output will arise from significant new operations and expansions at existing facilities due to come on stream in 2013 and 2014. After adjusting for possible disruptions, world mine production for 2013 and 2014 is anticipated to grow by around 5.5% each year to 17.6 million tonnes and 18.5 million tonnes respectively. These growth rates are significantly higher than the preceding 5 years’ annual average growth rate of only 1.5% .

In 2013, world refined copper production is expected to be affected by maintenance shutdowns at smelters but with the restoration of production that was constrained in 2012, and the start-up and expanded capacity at SX-EW plants in Africa and electrolytic plants in China, refined copper production in 2013 is expected to grow by 4.3% to 20.98 Mt. Further growth of 5.1% is anticipated for 2014, with refined production reaching 22.05 Mt. ICSG expects world apparent refined demand in 2013 to grow by only 0.3% from that in 2012 to 20.6 Mt. Although underlying industrial demand for copper in China is expected to increase by about 5% in 2013, apparent demand in China (uncorrected for unreported stock changes) is expected to decrease as a result of much lower net refined imports. Usage in the rest of the world is expected to increase by 1.9% . With better prospects for the world economy in 2014, world usage is expected to show higher growth rates.

The above information from ICSG is available on their website at www.icsg.org.

The graph below presents LME spot copper prices and reported stocks of copper at the LME from January 1, 2007 through July 13, 2013.

Copper Mining in Chile

Chile is not only the largest copper producer in the world, but also the country with the largest worldwide reserves of the red metal, reveals the latest commodity report by the U.S. Geological Survey USGS.

According to the USGS, Chile has 28% of the world reserves, more than twice the reserves than its neighbor Peru, the world’s second largest global copper producer. It means that Chile has reserves of 190,000 million tons of copper, 26% more than it was thought (150,000 million tons), which guarantees copper extraction for the next 100 years, at the current extraction rate.

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

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth of the market for copper:

  Use of MINI plant Design. Our overall strategy is to extract copper from source material for the lowest possible cost using MINI plant design. We believe that the MINI plant offers major advantages in (1) making smaller-sized ore deposits and tailings sites economically viable over the expected range of copper prices; (2) reducing electricity and water requirements in a country where the resources are scarce and relatively expensive; (3) increasing portability as the source material at a commercially feasible site depletes; and (4) increasing our proximity to smaller third- party mining operations.
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
  Low level of Competition. We currently have no direct competitors in Chile that extract copper from smaller or abandoned tailings sites utilizing MINI plants like we do. Although we can provide no assurances that other mining companies will not enter the market of extracting copper utilizing the MINI plant concept, we believe that we will have a competitive advantage over any new market entrant as a result of our ongoing operational experience.
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

The table below summarizes the capacity of each of our current and planned MINI plants.

District	Plant	Initial Production	Initial Capacity/Year

Matancilla	Ana Maria	Operating	1,500 MT (1)
Salamanca	Santa Filomena	4th Calendar Quarter 2013	1,500 MT
Combarbala	Gabriella	2nd Calendar Quarter 2014	1,500 MT

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

Cost Element	Unit Cost
Copper Ore/Mining Operations – Average 2.0% grade	1.02
Receiving, Scaling & Crushing	0.11
Leaching and Processing Operations	0.46
Administration	0.10
Sales Expenses	0.02
Maintenance	0.05
Depreciation of Plant & Equipment	0.15
TOTAL COST PER POUND – US$	1.91

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

  MVC conducts its operations through large capital expenditure at one production site, whereas our business model focuses on conducting operations at multiple production sites with small targeted capital investments to each site; and

  MVC is focused and dependent on a single customer, whereas our business model combines self- provided source material combined with access to third-party source material.

Intellectual Property

We do not possess any patents on material intellectual property.

Environmental Matters

Chile’s environmental regulations are administered by the Comisión Nacional del Medio Ambiente, or CONAMA. Typically, copper producers and other similar companies are required to prepare and submit environmental impact studies detailing the impact of the copper reclamation and production on the surrounding environment, and to adhere to other environmental regulations. We have obtained written confirmation from CONAMA that our operations fall outside the scope of these environmental regulations because our MINI plant facilities do not prodcess in excess of 5,000 metric tons of ore source material per year.

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

Our Employees

As of March 31, 2013, we employed 31 full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
General and administration	5
Executive Officers	3
Engineering/Technicians	11
Operations	12
TOTAL	31

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

We have a working capital deficit of $5,884,311 and have incurred a net loss of $17,429,205 for the cumulative period from January 24, 2008 (inception) to March 31, 2013, and have had no significant source of revenue. The future of our Company is dependent upon future profitable operations from the extraction of copper and the growth of our mineral properties. Our management will need to seek additional financing in the future. These conditions raise substantial doubt about our Company’s ability to continue as a going concern.

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

As discussed in greater detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overall Liquidity and Capital Resources,” our ability to effectively expand our operations is dependent on our ability to obtain sufficient funds, through a financing, bank loans or a combination thereof. In May and June 2012 we raised $3,135,000 in a private placement transaction. Approximately $1.9 million of the proceeds of the transaction were used for upgrades to our Ana Maria facilities and attempting to secure sources of mineral for our plants for the future, with the remaining proceeds used for working capital and transaction expenses, including interest payments due on the convertible notes sold in the transaction. In order to operate our existing facilities at full capacity we will require additional funding, primarily for the procurement of raw minerals. However, even if we are able to obtain these funds, our ability to commence operations at additional sites and establish additional capacity and increase the volume of copper is subject to significant risks and uncertainties, including:

  delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as problems with equipment vendors and manufacturing services provided by third- party manufacturers;

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

Our earnings and cash flows are affected significantly by the market price of copper. The world market price of copper has fluctuated historically and is affected by numerous factors beyond our control. Copper prices declined significantly during the latter part of 2008 from their recent historically high levels and, while prices have steadily recovered, exchange inventories remain at significantly higher levels than the first half of 2008. After averaging $3.61 per pound for the first nine months of 2008, the LME spot copper prices declined to a four-year low of $1.26 per pound in December 2008. The LME spot copper price closed at $3.09 per pound on July 10, 2013. An extended decline in the market price of copper could (1) adversely affect our earnings and cash flows, (2) adversely affect our ability to repay our debt and meet our other fixed obligations, and (3) depress the trading price of our common stock.

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

World copper prices have historically fluctuated widely. During the five years ended December 31, 2012, the LME daily closing spot prices ranged from $1.26 to $4.60 per pound for copper. World copper prices are affected by numerous factors beyond our control, including:

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

According to data from the International Copper Study Group, the refined copper market balance for 2012 was expected to show a deficit of approximately 240,000 metric tons. In addition, the global copper industry is expected to grow by 5.5% in 2013 and 2014. However, a surplus in the copper market could cause the market price of copper to decrease or make it difficult for us to sell all of the copper that we extract, and thereby could adversely affect our results of operations, cash flows and financial condition.

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

Mr. Jorge Osvaldo Orellana Orellana, our Chairman, Chief Executive Officer and President, beneficially owns approximately 34.8% of our outstanding voting securities. As a result, he has significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and might reduce the price of our shares.

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

A report of our management is included under Item 9A of this report. Our management has concluded that that our internal controls over financial reporting as of March 31, 2013 were not effective due to certain material weaknesses identified in Item 9A. Our independent registered public accounting firm was not required to attest to the operating effectiveness of our internal controls since we are a non-accelerated filer.

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

Although our common stock is traded on the OTCQB, the trading volume of our common stock has generally been low. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for our stockholders to sell their shares of common stock at a price that is attractive to them.

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

At present, only our MINI plant located in Matancilla is material to our ongoing operations. We anticipate that we will construct additional MINI plants and commence operations at our properties located in Salamanca in November 2013 and Combarbala in 2014.

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

..Access to the Matancilla property is by 255 km of paved and gravel road from La Serena, the capital of the Coquimbo Region. The Pan American Highway (Highway 5) leads 200 km south along the Pacific Coast from La Serena to the town of Puerto Oscuro. A second paved highway (Route D-71) then leads first east and then southeast for about 73 km, past the towns of Canela Baja and Cocoú to the turnoff for the project near the edge of the Las Chinchillas National Reserve. The town of Matancilla and the Ana Maria complex are reached by about 15 km of gravel road (Routes D-797 and D-793) that runs north and east from the Route D-71 turnoff. All roads are operational year-round.

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

Concession Name	Registration Number (ROL)	Hectares	Concession Type
Araya Lands	N/A	24	Surface rights only
TRES MAR¥AS 1/5	84906	25	Exploitation in application
BIGO 7 1/30	84492	300	Exploitation in application
BIGO 8 1/30	84493	300	Exploitation in application

LA BIGORNIA 1/3	83758	4	Exploitation in application
LA ÚLTIMA 1/2	83758	9	Exploitation in application
Las Tres Marías 2	85083	200	Exploration in application
FILO 1	85005	300	Exploration in application
FILO 2	85006	300	Exploration in application
FILO 3	85007	300	Exploration in application
FILO 4	85008	300	Exploration in application
FILO 5	85009	300	Exploration in application
FILO 6	85010	300	Exploration in application
FILO 7	85011	300	Exploration in application
FILO 8	85012	200	Exploration in application
MANTOS 1	85002	200	Exploration in application
MANTOS 2	85003	200	Exploration in application
PSAVEL	85001	200	Exploration in application
Total		3,762

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

Plant, Equipment, and Cost of Property

At present, we have commenced construction of our MINI plant facility at the Salamanca property. We anticipate that the plant will be complete and we will commence operations in November 2013. As mentioned elsewhere in this report, this plant is currently 75% complete. Our ability to complete the plant and begin operations is dependent on our ability to raise or borrow the required capital.

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

Current Operations

At present, we have not commenced construction of our MINI plant facility at the Combarbala property. We anticipate that we will begin constructing the plant in 2013 and commence operations in 2014. As mentioned elsewhere in this report, we estimate that it will cost approximately $3.0 million to construct the MINI plant, and our projected construction dates are dependent upon our ability to raise the necessary capital. Once we begin construction, we will evaluate the Combarbala property’s sources of power and water.

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

Market Information

Our common stock is quoted on the OTCQB and trades under the symbol “LVEN.” There is not, and historically there has never been, an active trading market for our common stock, and no information is available for the prices of our common stock.

Approximate Number of Holders of Our Common Stock

As of July 13, 2013, there were approximately 666 stockholders of record of our common stock, as reported by our transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended March 31, 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2013 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2013.

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

By reducing unit costs and carefully managing the average source material grade, we estimate that the MINI plant technology will allow us to break even at copper prices as low as US$1.00 per pound, or US$2,205 per metric ton. As of July 10, 2013, copper was trading at $6,677 per metric ton on the LME. As the price of finished copper has increased, however, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. Historically, these producers would not have been interested in raw ore purchases, as they could not generate profits at lower finished copper prices. However the increase in finished copper prices has made third-party purchase attractive for a number of additional producers. While the additional producers entering the market for minerals has not had an effect on the cost of the ore, it has put the miners into a stronger negotiating position on the sales of their ore. As such, the market now demands that producers must purchase the ore by providing payment upon delivery of the ore, as opposed to the historical practice of providing payment following the sale of the finished copper. This shift in the market has affected our need for working capital substantially, in that we now require approximately $1 million per MINI plant to purchase enough ore to operate at full capacity.

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

The table below summarizes the capacity of each of our current and planned MINI plants.

District	Plant	Initial Production	Initial Capacity/Year
Matancilla	Ana Maria	Operating	1,200 MT (1)
Salamanca	Santa Filomena	4th Calendar Quarter 2013	1,200 MT
Combarbala	Gabriella	2nd Calendar Quarter 2014	1,200 MT

(1) Since we commenced operations at the Ana Maria plant, total annual capacity has been increased to 2,225 metric tons.

To date, the majority of our capital expenditures have been used for the construction of our facilities.

Results of Operations

Comparison of the Fiscal Years Ended March 31, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

	Fiscal Year Ended March 31,		% Increase/
	2013	2012	(Decrease)
Net sales	$261,089	433,554	$(40%	)
Cost of sales	1,545,067	1,496,867	3%
Gross loss	(1,283,978)	(1,063,313)	21%
Operating expenses:
Impairment of mining rights	12,136	380	3,094%
Salaries and wages	226,707	160,232	41%
General and administrative expenses	1,820,175	1,394,148	31%
Professional fees	289,200	174,306	66%
Total operating expenses	2,348,218	1,729,066	36%
Operating loss before the undernoted	(3,632,196)	(2,792,379)	30%
Amortization of deferred finance costs	(219,016)	(100,189)	119%
Fair value adjustment relating to warrants	-	(741,812)	n/a
Imputed interest expense	(534,098)	(312,748)	71%
Net Loss for the year	(4,385,310)	(3,947,128)	11%
Foreign exchange translation adjustment for the year	(8,943)	(185,860)	(95%	)
Comprehensive loss for the year	$(4,394,253)	(4,132,988)	$6%

Net sales. We had net sales of $261,089 for the fiscal year ended March 31, 2013, as compared with net sales of $433,554 for the fiscal year ended March 31, 2012. We have operated with limited capital resources for both fiscal years 2012 and 2013. During the year ended March 31, 2012, we had some mining engineering work resulting in sales outside of our traditional business model of producing copper cathodes. During the fiscal year ended March 31, 2013, the Company has focused on the production of copper cathodes. As a result, our first limited runs of copper cathodes began in December 2012, which resulted in a limited amount of sales.

Cost of sales. Cost of sales includes direct costs associated with the sale of our products. Cost of sales was $1,545,067 for the fiscal year ended March 31, 2013, as compared with $1,496,867 for the fiscal year ended March 31, 2012. The slight increase in cost of sales was mainly due to higher material, labor and other direct costs allocated with production and higher amortization on plant and equipment in fiscal year 2012.

Gross loss. Gross profit (loss) is equal to the difference between our net sales and the cost of sales. For the fiscal year ended March 31, 2013, we had a gross loss of $1,283,978, as compared with a gross loss of $1,063,313 for the fiscal year ended March 31, 2012. The increase in gross loss was primarily due to the decrease in net sales and increase of cost of sales as discussed above.

Operating expenses. Our operating expenses consist of impairment of mining rights, salaries and wages, general and administrative expenses and professional fees.

Impairment of mining rights. For the fiscal year ended March 31, 2013, impairment of mining rights was $12,136, as compared with $380 for the fiscal year ended March 31, 2012. We have expensed mining rights, since we currently have no formal plans to exploit these mining rights.

Salaries and wages. Salaries and wages amounted to $226,707 for the fiscal year ended March 31, 2013, as compared to $160,232 for the fiscal year ended March 31, 2012. As the price of ore continued to rise during both the 2012 and 2013 fiscal years, we encountered working capital challenges and were forced to limit overhead costs. With limited production, we worked hard to minimize salaries and wages during both fiscal years. The increase during the fiscal year ended March 31, 2013 is primarily due to preparations for the increased production of copper cathodes, which required additional employees and support staff.

General and administrative expenses. General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. General and administrative expenses for the fiscal year ended March 31, 2013 were $1,820,175, as compared with $1,394,148 for the fiscal year ended March 31, 2012. The increase was primarily due to the increased costs of being a publicly traded company and the required costs to support multiple sites and projects as we attempted to ramp back up our production of copper.

Professional fees. Professional fees consist of legal fees, accounting fees and other fees associated with our May/June 2012 private placement transaction and operations as a public company. For the fiscal year ended March 31, 2013, professional fees were $289,200, as compared with $174,306 for the fiscal year ended March 31, 2012. While we attempt to limit professional fees and other expenses as it operates with limited resources, it is often less expensive to utilize outside professionals than hire full-time employees. The increase in professional fees during the fiscal year ended March 31, 2013 was primarily the result of accounting and legal work in connection with our May/June 2012 private placement, as well as some additional operational work associated with ramping the production of our Ana Maria plant.

Amortization of deferred finance costs. On May 12, 2010 (during fiscal year 2011), we commenced a private placement of common shares, warrants and make good warrants. The direct financing costs were allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants were recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method, while amounts related to the common stock directly offset the carrying value of the redeemable common stock. For the fiscal year ended March 31, 2013, we amortized deferred finance costs of $108,990, as compared to $100,189 in deferred finance costs during the fiscal year ended March 31, 2012. In May/June 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to the Investors eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock. The Company amortized deferred financing charges of $110,026 for the year ended March 31, 2013 (March 31, 2012: $nil)

Fair value adjustment relating to warrants. For the fiscal year ended March 31, 2013, we did not recognize any expense for derivative financial instruments, as compared to $741,812 expense for derivative financial instrument during the fiscal year ended March 31, 2012. On May 12, 2010, (during the fiscal year 2011), we commenced a private placement of common shares, warrants and make good warrants. We valued our derivative financial instruments at inception (May 12, 2010) at fair value for $2,510,093. Derivative financial instruments are initially, and subsequently, measured at fair value and were recorded as liabilities. The fair value of the derivative liabilities increased to $5,866,285 as of March 31, 2011 (an increase of $3,356,192). This increase of $3,356,192 is reflected as an other expense-derivative financial instrument for the year ended March 31, 2011. The fair value of the derivative liabilities increased to $6,608,097 as of March 31, 2012 (an increase of $741,812 as compared to March 31, 2011). This increase of $741,812 is reflected as an other expense-derivative financial instrument for the year ended March 31, 2012.

Imputed interest expense. Imputed interest expense is related to unsecured, no interest promissory notes from related parties. These loans were valued at fair value at inception. We recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Discounts associated with these notes are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. We recognized interest expense to amortize discounts on promissory notes to related parties for the fiscal year ended March 31, 2013 in the amount of $534,098, as compared with $312,748 for the fiscal year ended March 31, 2012.

Net loss. As a result of the cumulative effect of the foregoing factors, we generated a net loss of $4,385,310 for the fiscal year ended March 31, 2013, as compared to a net loss of $3,947,128 for fiscal year ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $7,572 and had a working capital deficit of $5,884,311. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in U.S. dollars)

	Fiscal Year Ended March 31,
	2013	2012
Net cash used in operating activities	$(2,752,512)	$(1,601,954)
Net cash used in investing activities	(2,182,257)	(132,566)
Net cash used in financing activities	4,900,403	1,226,277
Effects of Exchange Rate Change in Cash	41,638	71,419
Net Increase (Decrease) in Cash	7,272	(436,824)
Cash, Beginning	300	437,124
Cash, End	$7,572	$300

Operating Activities

Net cash used in operating activities was $2,752,512 for fiscal year ended March 31, 2013, as compared to $1,601,954 net cash used in operating activities for the fiscal year ended March 31, 2012. The increase in cash used in operating activities is mainly due to our efforts to begin ramping production at the Ana Maria plant and ensuring we had adequate sources of mineral to feed our production efforts. During the fiscal year ended March 31, 2012, our operating activities were significantly constrained by our limited working capital.

Investing Activities

Net cash used in investing activities for the fiscal year ended March 31, 2013 was $2,182,257, as compared to $132,566 for the fiscal year ended March 31, 2012. This increase is mainly due to the fact that we had limited resources and liquidity in fiscal year ended March 31, 2012, and as a result we minimized our acquisition of property, plant and equipment. During the fiscal year ended March 31, 2013, we invested in our Ana Maria plant as well as property associated with sources of mineral to feed the plant going forward.

Financing Activities

Net cash provided by financing activities for the fiscal year ended March 31, 2013, was $4,900,403, as compared to $1,226,277 for the fiscal year ended March 31, 2012. This increase was primarily due to our May/June 2012 private placement transaction with certain accredited investors, pursuant to which we issued and sold to such investors (i) an aggregate of $3,135,000 of 11% secured convertible notes, which notes are convertible into shares of the Company’s common stock at $2.00 per share and (ii) warrants to purchase such number of shares of common stock equal to 50% of the number of shares of common stock that the notes purchased by the investors may be convertible into, at an exercise price of $2.00 per share.

Overall Liquidity and Capital Resources

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

As discussed above, in May and June 2012 we raised $3,135,000 in a private placement transaction. Approximately $1.9 million of the proceeds of the transaction were used for upgrades to our Ana Maria facilities and attempting to secure sources of mineral for our plants for the future, with the remaining proceeds used for working capital and transaction expenses, including interest payments due on the convertible notes sold in the transaction. In order to operate our existing facilities at full capacity we will require additional funding, primarily for the procurement of raw minerals.

Obligations under Material Contracts

As of March 31, 2013, there were outstanding loans made to the Company in the aggregate amount of $6,594,279. On May 8, 2012. the Company and certain creditors of the Company which had loaned the Company an aggregate of approximately $3,767,774 entered into separate loan repayment agreements whereby the creditors agreed to allow the Company to defer repayment of their respective loans to the Company until the later of (i) May 8, 2013 and (ii) such time at the Company reports positive net-income on its quarterly or annual financial statements filed with the SEC.

The following table lists the loans which will be deferred in accordance with the Loan Repayment Agreements:

Creditor	Amount of Loan(s) Deferred
Jorge Fernando Pizarro Arriagada	CLP$104,759,970
Iván Orlando Vergara Huerta	CLP$165,770,750
Jorge Orellana	CLP$542,410,760
Geominco E.I.R.L	CLP$1,987,517,387
Halter Financial Group	US$190,000

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

  Revenue Recognition. Copper sales prices are provisionally set on a specified future date based upon market commodity prices. Revenue is recognized at the time of delivery when risk of loss passes to the customer, and collectability is reasonably assured. The Company typically receives the final payment the day following delivery of copper cathodes, which minimizes price difference. However, revenue is provisionally measured using forward market prices on the expected date that final selling prices will be fixed. Variations occur between the price recorded on the date of revenue recognition and the actual final price due to changes in market copper prices, which result in the existence of an embedded derivative in the accounts receivable. In the absence of price variations, the company did not record any embedded derivative during the year. This embedded derivative is recorded at fair value each period until final settlement occurs, with changes in fair value classified as provisional price adjustments and included as a component of revenue. There were no provisional price adjustments during the year ended March 31, 2013 and March 31, 2012.

  Comprehensive income. The Company has chosen to report comprehensive income in the statements of changes in stockholders’ deficiency. Comprehensive income comprised net income and all changes to stockholders' deficiency except those due to investments by owners and distributions to owners.

  Assets Retirement Obligation. The Company discloses its financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This standard applies to legal obligations associated with the retirement of long- lived assets that result from the acquisition, construction, development and normal use of the asset. The fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at March 31, 2013 and 2012, there are no assets retirement obligations.

  Income Taxes. The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized. As of March 31, 2013 and 2012, the Company had reduced its deferred tax assets by recording a valuation allowance (see Note 12).

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

The full text of our audited consolidated financial statements as of March 31, 2013 and 2012 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2013, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting disclosed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on that evaluation, our management concluded that our internal controls over financial reporting as of March 31, 2013 were not effective due to the following material weaknesses: We need to increase our qualified accounting personnel and enhance the supervision, monitoring and reviewing of financial statements preparation processes.

In order to correct the foregoing material weaknesses, during the fiscal years 2012 and 2013, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

Except as described above, during the fourth quarter of the fiscal year ended March 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of the fiscal year ended March 31, 2013, but was not reported.

PART III

ITEM10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers The following table sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Jorge Osvaldo Orellana Orellana	56	Chief Executive Officer, President and Secretary
Gerard Pascale	44	Chief Financial Officer and Treasurer
James Groh	60	Chairman
Jorge Fernando Pizarro Arriagada	54	Director
William E. Thomson	69	Director
Pierre Galoppi	53	Director

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

James Groh. Mr. Groh became the Chairman of our Board of Directors on May 8, 2012. Mr. Groh served as the Executive Managing Director of HFS, a U.S. based investment banking firm, from 2007 through 2012. Prior to joining HFS, Mr. Groh served as the President of WLT Brothers Capital, also a U.S. based investment banking firm, beginning in 2007. From 2005 until 2007, Mr. Groh was the founder and president of Heritage Management Consultants, Inc. Mr. Groh began his career in the industry with the Burroughs Corporation, where he held a number of progressively more responsible executive positions, retiring in 1996 as the Executive Vice President and Director of International Imaging Materials, Inc. Mr. Groh was instrumental in the company’s 1993 IPO and subsequent operation as a public company. Mr. Groh has extensive operating experience and financial industry experience and has previously served on a number of corporate and not for profit boards, as well as the Board of the Canisius College Center for Entrepreneurship. Mr. Groh holds a B.S. in Industrial Engineering from Cornell University and an MBA with concentration in Finance from the Rochester Institute of Technology

Jorge Fernando Pizarro Arriagada. Mr. Pizarro became a member of our Board of Directors on May 27, 2010. Mr. Pizarro has over twenty years of experience working in the mining industry in Chile, specifically in development phases of mining operations. Prior to co-founding Minera in January 2008, he worked for Codelco from 1991 to 2007. In 1996, Mr. Pizarro was transferred into corporate management at Codelco, becoming responsible for exploration and reserves certification. During this period, Mr. Pizarro had oversight responsibility for the discovery and certification of copper reserves in excess of 400 million metric tons, including a major new deposit (Gaby Reserves) within the Chuquicamata site, extending the life of the mining complex by several decades. Mr. Pizarro received a degree in Geology from the Universidad de Chile in Santiago in 1984.

William E. Thomson. Mr. Thomson became a member of our Board of Directors in September 2010. Mr. Thomson is a managing partner of Mercana Growth Partners, a merchant banking company that specializes in providing corporate finance expertise and management leadership to businesses. Prior to joining Mercana Growth Partners, Mr. Thomson was the President of Thomson Associates, Inc., a merchant banking company founded by Mr. Thomson in 1978. Mr. Thomson is also currently a member of the following additional boards of directors: , Asia Bio Chem Group Co. Ltd. (TSX.V: ABC) (Agriculture); Armco Metal Holdings Inc. (AMEX: CNAM) (Scrap Metal); theScore Inc. (TSXV: SCR) (Media); Electrical Contacts Ltd. (industrial); ; Summit Energy (Oil & Gas Distribution); Wright Environmental Management Inc. (Waste Management Solutions); YTW Growth Capital Management Corp. (Financial); and Media Tube Corp. (Media). Mr. Thomson’s past directorships include: Open EC Technologies (OCE.V); Asia Media Group Corporation; Atlast Pain & Injury Solutions Inc. (TSX U) (Media); Confederation of Italian Entrepreneurs Worldwide Canada (Health Care); Debt Freedom Canada Inc. (Financial); Elegant Communications Ltd. (Environment); Esna Technologies Inc. (Unified Communications Solutions); Industrial Minerals Inc. (IDSM) (Graphite); JITE Technologies Inc. (JTI) (Electronics); Maxus Technology Corp. (eWaste Solutions); Med-Emerg International Inc. (Health Care); Symtech Canada Ltd. (Communications); The Aurora Fund (Financial); TPI Plastics (Plastics); Wiresmith Ltd. (Industrial), China Automotive Systems Inc. (Nasdaq: CAAS), Han Wind Energy (Sustainable Energy), Pure Med Laser (Health Care), Integrated Planning & Solutions (Financial Services), Greater China Capital Inc. (Industrial) and World Educational Services. Mr. Thomson is also a chartered accountant.

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

Jorge Fernando Pizarro Arriagada. Mr. Pizarrro is another co-founder of Minera. He has over twenty years of experience working in the mining industry in Chile, specifically in development phases of mining operations. Mr. Pizarro also has vast knowledge of the processes and procedures involved in mineral reclamation and thus brings invaluable technical experience to our Board.

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

In fiscal year 2013, none of our directors, executive officers or persons holding more than 10% of our common stock were late in filing any report regarding their respective ownership of our common stock.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Jorge Osvaldo Orellana Orellana, Chairman, CEO and President	2013	120,000	-	-	120,000
	2012	74,000	-	-	74,000

Employment Agreements

We have not entered into any formal employment agreements with any of our named executive officers.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended March 31, 2013.

Compensation of Directors

During the fiscal year ended March 31, 2013, James Groh, Pierre Galoppi and William Thompson were each compensated $40,000 for their services as members of our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our voting stock as of July 13, 2013 (i) by each person who is known by us to beneficially own more than 5% of each class our voting stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at Jorge Canning 1410, Ñuñoa, Santiago, Chile.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Jorge Osvaldo Orellana Orellana	Chairman, CEO and President	Common Stock	3,888,000(3)	34.8%
Gerard Pascale	CFO	Common Stock	42,000	*
Jorge Fernando Pizarro Arriagada	Director	Common Stock	1,662,000(4)	14.9%
James Groh	Chairman	Common Stock	142,373(5)	1.3%
William E. Thomson	Director	Common Stock	2,500	*
Pierre Galoppi	Director	Common Stock	245,634	2.2%
All officers and directors as a group (6 persons named above)		Common Stock	5,982,507	53.6%

5% Security Holders
Jorge Osvaldo Orellana Orellana	Chairman, CEO and President	Common Stock	3,888,000(3)	34.8%
Jorge Fernando Pizarro Arriagada	Director	Common Stock	1,662,000(4)	14.9%
Timothy P. Halter 174 FM 1830 Argyle, TX 76226		Common Stock	901,394(6)	8.0%
David Brigante 174 FM 1830 Argyle, TX 76226		Common Stock	747,498(7)	6.6%
George L. Diamond 174 FM 1830 Argyle, TX 76226		Common Stock	675,082(8)	6.0%
Marat Rosenberg 174 FM 1830 Argyle, TX 76226		Common Stock	675,554(9)	6.0%

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 11,164,134 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of July 13, 2013. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes 3,888,000 shares held by Inversiones Orellana uno Ltda. Mr. Orellana is the sole shareholder of Inversiones Orellana uno Ltda and has voting and investment control over the securities held by it.

(4)	Includes 1,662,000 shares held by Inversiones Pizarro Rodríguez uno Ltda. Mr. Pizarro is the sole shareholder of Inversiones Pizarro Rodríguez uno Ltda. and has voting and investment control over the securities held by it.

(5)	Includes 137,578 shares held by Heritage Management Consultants Inc., and Mr. Groh has voting and investment control over the securities held by it.

(6)	Includes 275,349 shares held by TPH Capital, L.P., or TPH, 44,965 shares underlying a warrant to purchase shares of common stock issued to TPH, 119,092 shares held by Halter Financial Investments, L.P., or HFI, 393,642 shares held by Halter Financial Group, L.P., or HFG, and 68,346 shares underlying a 3% convertible promissory note in the principal amount of $190,000 issued to HFG. Mr. Halter is the sole member of TPH Capital GP, LLC, which is the sole general partner of TPH. TPH is a limited partner of HFI and HFG. Mr. Halter therefore may be deemed to be a beneficial owner of the shares held by TPH, HFI and HFG.

(7)	Includes 130,446 shares held by Bellfield Capital Partners, L.P., or Bellfield, 35,972 shares underlying a warrant to purchase shares of common stock issued to Bellfield, 119,092 shares held by HFI, 393,642 shares held by HFG and 68,346 shares underlying a 3% convertible promissory note in the principal amount of $190,000 issued to HFG. David Brigante is the sole member of Bellfield Capital Management, LLC, which is the sole general partner of Bellfield. Bellfield is a limited partner of HFI and HFG. Mr. Brigante therefore may be deemed to be a beneficial owner of the shares held by Bellfield, HFI and HFG.

(8)	Includes 94,002 shares held by Colhurst Capital, L.P., or Colhurst, 119,092 shares held by HFI, 393,642 shares held by HFG and 68,346 shares underlying a 3% convertible promissory note in the principal amount of $190,000 issued to HFG. George L. Diamond is the sole member of Colhurst Capital GP, LLC, which is the sole general partner of Colhurst. Colhurst is a limited partner of HFI and HFG. Mr. Diamond therefore may be deemed to be a beneficial owner of the shares held by Colhurst, HFI and HFG.

(9)	Includes 94,474 shares held by Rivergreen Capital, LLC, or Rivergreen, 119,092 shares held by HFI, 393,642 shares held by HFG and 68,346 shares underlying a 3% convertible promissory note in the principal amount of $190,000 issued to HFG. Marat Rosenberg is the sole member of Rivergreen, which is a limited partner of HFI and HFG. Mr. Rosenberg therefore may be deemed to be a beneficial owner of the shares held by Rivergreen, HFI and HFG.

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

  From time to time, we have borrowed funds from certain shareholders, directors and officers, as of March 31, 2013. As of March 31, 2013 and March 31, 2012, there were outstanding loans made to the Company by such related persons in the aggregate amounts of approximately $3,808,060 and $3,808,060, respectively. On May 8, 2012, the Company and these related persons entered into separate loan repayment agreements whereby the related persons each agreed to allow the Company to defer repayment of their respective loans to the Company until the later of (i) May 8, 2013 and (ii) such time at the Company reports positive net-income on its quarterly or annual financial statements filed with the SEC. The following table lists the loans which will be deferred in accordance with the loan repayment agreements:

Creditor	Amount of Loan(s) Deferred
Jorge Fernando Pizarro Arriagada	CLP$104,759,970
Iván Orlando Vergara Huerta	CLP$165,770,750
Jorge Orellana	CLP$542,410,760
Geominco E.I.R.L	CLP$1,987,517,387
Halter Financial Group	US$190,000
  During the 2013 and 2012 fiscal years, we had equipment rental and consulting expenses of $475,930 and $935,104 respectively, to Geominco, a party related by virtue of companies under common control.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,
	2013	2012
Audit Fees	$95,000	$85,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$95,000	$95,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Schwartz Levitsky Feldman LLP for our consolidated financial statements as of and for the year ended March 31, 2013.

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

Date: July 15, 2013

CHILE MINING TECHNOLOGIES INC.

By:	/s/ Jorge Osvaldo Orellana Orellana
Jorge Osvaldo Orellana Orellana
Chief Executive Officer

By:	/s/ Gerard Pascale
Gerard Pascale
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jorge Osvaldo Orellana Orellana	Chairman and Chief Executive Officer	July 15, 2013
Jorge Osvaldo Orellana Orellana	(Principal Executive Officer)

/s/ Gerard Pascale	Chief Financial Officer	July 15, 2013
Gerard Pascale	(Principal Financial and Accounting Officer)

/s/ Jorge Fernando Pizarro Arriagada	Director	July 15, 2013
Jorge Fernando Pizarro Arriagada

/s/ William E. Thomson	Director	July 15, 2013
William E. Thomson

/s/ James Groh	Director	July 15, 2013
James Groh

/s/ Pierre Galoppi	Director	July 15, 2013
Pierre Galoppi

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2013 and 2012
(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chile Mining Technologies Inc.

We have audited the accompanying consolidated balance sheets of Chile Mining Technologies Inc. as at March 31, 2013 and 2012 and the related consolidated statements of operations, deficit, comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chile Mining Technologies Inc. as at March 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended March 31, 2013 and 2012 in conformity with United States generally accepted accounting principles.

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

Toronto, Ontario, Canada	Chartered Accountants
July 15, 2013	Licensed Public Accountants

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED BALANCE SHEETS AS AT MARCH 31,
(Amounts expressed in U.S. Dollars)

	2013	2012
ASSETS

Current
Cash	$7,572	$300
Sundry assets and other receivables (Note 14)	6,216	3,940
Inventory (Note 13)	55,707	35,403
	69,495	39,643
RESTRICTED CASH (Note 18)	344,850	-
DEPOSITS AND OTHER ASSETS (Note 15)	518,360	1,002,739
DEFERRED FINANCING COSTS (Note 8 (b) and 9 (a))	503,696	108,318
PROPERTY PLANT AND EQUIPMENT (Note 3)	6,281,163	4,766,253

	$7,717,564	$5,916,953

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,636,219	$1,721,650
Loan from related parties (Note 5)	1,307,422	548,938
Loan from non related parties (Note 16)	188,903	560,000
Obligation under capital lease (Note 19)	142,706	482,787
Due to related parties (Note 5)	2,488,556	1,838,836
Convertible promissory note (Note 8 (c))	190,000	190,000

	5,953,806	5,342,211

PROMISSORY NOTES (Note 4)	2,419,398	2,022,809
OBLIGATION UNDER CAPITAL LEASE (Note 19)	1,682,622	-
UNSECURED CONVERTIBLE NOTE (Note 9 (b))	150,000	-
SECURED CONVERTIBLE NOTES (Note 9 (a))	1,619,064	-

	11,824,890	7,365,020

Stockholders’ Deficiency
Capital stock (note 6)	11,151	10,062
Additional paid in capital	13,292,219	11,558,314
Accumulated other comprehensive income	18,509	27,452
Deficit	(17,429,205)	(13,043,895)

	(4,107,326)	(1,448,067)

Total liabilities and stockholders’ deficiency	$7,717,564	$5,916,953

Going Concern (Note 1)
Related Party Transactions (Note 5)

Subsequent Event (Note 21)

The accompanying notes are an integral part of the consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in U.S. Dollars)
For the years ended March 31

	2013	2012
Sales	$261,089	$433,554
Cost of sales	1,545,067	1,496,867
Gross loss	(1,283,978)	(1,063,313)

Operating expenses:
Impairment of mining rights (Note 7)	$12,136	380
Salaries and wages	226,707	160,232
General and administrative	1,820,175	1,394,148
Professional fees	289,200	174,306
	2,348,218	1,729,066

Operating loss before the undernoted	(3,632,196)	(2,792,379)
Amortization of deferred finance costs (Note 8 (b) and 9 (a))	(219,016)	(100,189)
Fair value adjustment relating to warrants	-	(741,812)
Imputed interest expense (note 4 and 9 (a))	(534,098)	(312,748)
Net Loss for the year	(4,385,310)	(3,947,128)
Foreign exchange translation adjustment for the year	(8,943)	(185,860)
Comprehensive loss for the year	$(4,394,253)	$(4,132,988)
Weighted average number of common shares outstanding-basic and diluted	10,627,484	9,515,509
Loss per share – basic and diluted	$(0.41)	$(0.41)

The accompanying notes are an integral part of the consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in U.S. Dollars)
For the years ended March 31,

	2013	2012
Cash Flows from Operating Activities:
Net loss	$(4,385,310)	$(3,947,128)
Impairment of mining rights	12,136	380
Depreciation	522,706	464,923
Imputed interest expense (Note 4 and 9 (a))	534,098	312,748
Amortization of deferred finance costs	219,016	100,189
Fair value adjustment relating to warrants	-	741,812
Changes in non-cash working capital:
Decrease (Increase) in sundry assets and other receivables	(2,092)	271,056
Decrease (Increase) in inventory	(18,648)	58,177
Decrease (Increase) in deposits and other assets	509,522	(90,965)
Increase (Decrease) in accounts payable and accrued liabilities	(143,940)	486,854
Net Cash used by Operating Activities	(2,752,512)	(1,601,954)

Cash Flows from Investing Activities:
Restricted cash	(344,850)
Acquisition of mining rights	(12,136)	(380)
Acquisition of property plant and equipment	(1,825,271)	(132,186)
Net Cash used by Investing Activities	(2,182,257)	(132,566)

Cash Flows from Financing Activities:
Advances from related parties	584,001	491,139
Loan from related party	738,866	436,430
Proceeds from (repayment to) non- related party	(391,111)	560,000
Capital lease proceeds (repayment)	1,298,041	(261,292)
Proceeds from unsecured convertible note	150,000	-
Proceeds from secured convertible notes, net	2,520,606	-
Net Cash Provided By Financing Activities	4,900,403	1,226,277

Effects of foreign currency exchange rate changes	41,638	71,419
Net Increase (Decrease) in Cash	7,272	(436,824)
Cash at beginning of the year	300	437,124
Cash at end of the year	$7,572	$300

Supplemental information:
Income tax paid	Nil	Nil
Interest paid	213,242	Nil

The accompanying notes are an integral part of the consolidated financial statements.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Amounts expressed in U.S. Dollars)

	Number of common shares	Capital stock	Additional Paid in capital	Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance as at March 31, 2011	9,364,593	9,365	1,822,309	(9,096,767)	213,312	(7,051,781)
Issue of shares due to non- performance	697,682	697	(697)
Transfer of derivative liabilities to equity			6,608,097			6,608,097
Transfer of redeemable common stock to equity			3,128,605			3,128,605
Net loss for the year				(3,947,128)		(3,947,128)
Foreign currency translation					(185,860)	(185,860)
Balance as at March 31, 2012	10,062,275	10,062	11,558,314	(13,043,895)	27,452	(1,448,067)
Issue of shares due to non- performance	1,089,359	1,089	(1,089)
Warrants issued along with convertible debt			710,747			710,747
Beneficial conversion feature embedded in secured convertible notes			1,024,247			1,024,247
Net loss for the year				(4,385,310)		(4,385,310)
Foreign currency translation					(8,943)	(8,943)
Balance as at March 31, 2013	11,151,634	11,151	13,292,219	(17,429,205)	18,509	(4,107,326)

The accompanying notes are an integral part of the consolidated financial statements.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Private Placement Transaction

On May 12, 2010, the Company also completed a private placement transaction with a group of accredited investors. Pursuant to a securities purchase agreement that was entered into with the investors and Minera (the “Securities Purchase Agreement”), the Company issued to the investors an aggregate of 2,089,593 shares of common stock for an aggregate purchase price of $5,809,000, or $2.78 per share, and warrants (the “Closing Warrants”) to purchase up to 1,044,803 shares of our common stock. The Closing Warrants have a term of four years, with an exercise price of $3.61 per share (subject to customary adjustments), are exercisable on a net exercise or cashless basis and are exercisable by investors at any time after the closing date.

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

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS (Cont’d)

Private Placement Transaction

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

Convertible Promissory Note and Make Good Warrant

Halter Financial Group, L.P. (“HFG”) provided certain advisory services to the Company in connection with the acquisition of Minera and the private placement transaction described above. Pursuant to an advisory agreement that Minera entered into with HFG on April 16, 2009, HFG agreed to (a) advise Minera with regard to its desire to effect a combination transaction with a U.S. domiciled public shell corporation, (b) help Minera identify suitable investment bank(s) to act as placement agent for its contemplated private placement transactions and (c) counsel management on matters related to the operating a U.S. domiciled public company. Under the terms of the advisory agreement, HFG was entitled to receive a cash payment of $450,000 at the closing of the reverse acquisition of Minera. In lieu of such cash payment, HFG agreed to accept a cash payment of $260,000 and a promissory note issued by the Company in the principal amount of $190,000 that accrues simple annual interest at a rate of 3% per annum (the “HFG Note”). The HFG Note is due and payable on the sooner of the closing of our next equity financing (including the receipt of additional funds by the Company from any subsequent closing of the May 12 private placement) or the 180th day following the date of its issuance. In addition, at any time that the HFG Note remains outstanding, it may be converted at HFG’s option into shares of our common stock at a conversion price of $2.78. At the closing, HFG was also issued a “Make Good” warrant, to purchase up to 985,104 shares of the Company’s common stock (the “HFG Make Good Warrant”). The terms of the HFG Make Good Warrant are identical to the terms of the Make Good Warrants issued to the investors in the private placement.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.

As shown in the accompanying financial statements, the Company has a working capital deficiency of $5,884,311 and has incurred a deficit of $17,429,205 for the cumulative period to March 31, 2013. On May 8, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes (the “Notes”) and warrants to purchase the Company’s common stock. The Notes and warrants were issued in two tranches. The first tranche issued on May 8, 2012 contained (i) Notes in the aggregate original principal amount of $2,120,000 and (ii) Investor Warrants to purchase an aggregate of 530,000 shares of Common Stock, for aggregate gross proceeds of $2,120,000. The second tranche issued on June 7, 2012 contained (i) Notes in the aggregate original principal amount of $1,015,000 and (ii) Investor Warrants to purchase an aggregate of 253,750 shares of Common Stock, for aggregate gross proceeds of $1,015,000.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS (Cont’d)

Going Concern (Cont’d)

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

Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period involves the use of estimates which have been made using significant judgment.

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

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – (Cont’d)

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

There were no provisional price adjustments during the year ended March 31, 2013 and March 31, 2012.

Cash and Cash Equivalents

Cash consists of cash and cash equivalents, which are short-term, highly liquid investments with original terms to maturity of 90 days or less.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – (Cont’d)

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

The fair value of a liability for an asset retirement obligation should be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. As at March 31, 2013 and 2012, there are no assets retirement obligations.

Income Taxes

The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Deferred tax items mainly relate to net operating loss carry forwards and accrued expenses. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized. As of March 31, 2013 and 2012, the Company had reduced its deferred tax assets by recording a valuation allowance (see Note 12).

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

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – (Cont’d)

Financial Instruments

The Company’s financial instruments consist of sundry assets and other receivables, accounts payable and accrued liabilities, promissory notes, due to related party and derivative financial instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the relatively short period to maturity for these instruments. The Company’s financial assets and liabilities are generally classified and measured as follows;

Assets/Liabilities	Classification	Measurement
Other receivables	Loans and receivables	Amortized cost
Accounts payable and accrued liabilities	Other liabilities	Amortized cost
Promissory notes	Other liabilities	Amortized cost
Due to related party	Other liabilities	Amortized cost
Convertible promissory note	Other liabilities	Amortized cost
Capital lease obligation	Other liabilities	Amortized cost

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

Recent accounting pronouncements

In December 2011, the FASB issued ASU 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities, which requires certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of this update will not have an impact on the financial statements of the Company.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – (Cont’d)

Recent pronouncements (Cont’d)

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standard is effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The adoption of this new standard is not expected to have a material impact on the financial condition or result of operation.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, Technical Corrections and Improvements in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to disclose additional information for items reclassified out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected line item of net income. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income, provided that all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income, if it has items that are not reclassified in their entirety into net income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

3.	PROPERTY PLANT AND EQUIPMENT

	March 31, 2013			March 31, 2012
		Accumulated
	Cost	Depreciation	Net	Net
	$	$	$	$
Santa Filomena Plant	1,103,687	-	1,103,687	1,065,602
Land-Santa Filomena Plant	52,974	-	52,974	51,146
Land- Mina Al Abuelo Plant	275,613	-	275,613
Ana Maria Plant and equipment	6,141,338	1,466,923	4,674,415	3,481,051
Machinery under construction	174,474	-	174,474	168,454
	7,748,086	1,466,923	6,281,163	4,766,253

Property Plant and Equipment is translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The Santa Filomena Plant is not being amortized as plant is under construction. Depreciation for the year amounted to $522,706 ($464,923 in 2012)

Included in property, plant and equipment are amounts relating to capital leases having a cost of $2,281,360 ($989,727 in 2012) and accumulated depreciation of $249,253 ($132,560 in 2012).

4.	PROMISSORY NOTES

Promissory notes payable to related parties were unsecured and consisted of the following:

Company		March 31,	March 31,
	Interest Rate	2013	2012
Ivan Vergara	Nil	$341,500	$285,521
Jorge Pizarro	Nil	215,813	180,437
Geominco EIRL	Nil	1,862,085	1,556,851
Total Long Term		$2,419,398	$2,022,809

All promissory notes are valued at fair market value at inception. These notes do not bear interest and had an original maturity date of March 31, 2013. On May 8, 2012, the Company entered into Loan Repayment Agreements (the “Repayment Agreements”) with holders of promissory notes of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding.

The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated by using the net present value of the loans, at an assumed interest rate of 18%. The amount of the discount, being $1,404,458 was recorded in “Additional paid in capital” on the opening balance sheet.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

4.	PROMISSORY NOTES (Cont’d)

During the year ended March 31, 2011, the promissory note holders forgave $661,552 in debt. The transaction was accounted for as a capital transaction with related parties and the company credited ‘Additional paid in capital’ with $661,552.

In addition, the Company credited additional paid in capital with $13,835 (refer to Note 8 (c))

The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize discounts on promissory notes to related parties for the year ended March 31, 2013 in the amount of $315,040 ($312,748 in 2012).

5.	RELATED PARTY TRANSACTIONS

Year ended March 31, 2013

a) Transactions with related parties

i) As of March 31, 2013, the Company has loans payable to related parties for $1,307,422. Loan for $158,076 is unsecured, free of interest and was originally payable on March 31, 2012. The balance of the outstanding loans for $1,149,346 is unsecured, free of interest and payable on demand. On May 8, 2012, the Company entered Loan Repayment Agreements (the “Repayment Agreements”) with related parties of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding.

ii) During the year, the Company paid salaries of $nil to parties that are related to the shareholder of the Company.

iii) During the year, the Company expensed fees to three directors for total of $180,000. The Company expensed fees to the CFO for $111,260 during the year. The expense for the CFO for the year includes a commitment to issue 22,000 shares of common stock.

iv) During the year, the Company had equipment rental and consulting expenses of $475,930 to a related party, related by virtue of common control.

The transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties under common control.

b) The company owes the following amounts to related parties:

i) Included in accounts payable and accrued liabilities are amounts owing for services provided to directors and officers for a total of $85,000.

ii) As of March 31, 2013, the Company owes to Geominco E.I.R.L. $2,296,158 and Geominco S.A, $192,398, entities in which a director has an interest for a total of $2,488,556. This advance is unsecured non-interest bearing and due on demand.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

5.	RELATED PARTY TRANSACTIONS (Cont’d)

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

Year ended March 31, 2012

Transactions with related parties

(a) As of March 31, 2012, the Company has loans payable to related parties for $548,938. Loan for $152,622 is unsecured, free of interest and was payable on March 31, 2012. The balance loan for $396,316 is unsecured, free of interest and payable on demand. Subsequent to the year, the maturity dates were extended to the later of 12 months from the closing of the June 2012 funding or at such time that the Company reports positive net income in its quarterly or annual financial statements.

i)During the year, the Company paid salaries of $21,916 to parties that are related to the shareholder of the Company.

ii) During the year, the Company had equipment rental and consulting expenses of $935,104 to a related party, a party related by virtue of companies under common control.

iii) Included in Office and General Expenses are salaries paid to CEO Jorge Orellana of $92,714 and included in our Accounts Payable is $185,427, which represents the amount of salaries owed to Mr. Orellana.

The transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties under common control.

b) The company owes the following amounts to related parties:

i) Included in accounts payable and accrued liabilities are amounts owing for services provided by two directors for $42,500.

ii) As of March 31, 2012 the Company owes Geominco E.I.R.L., entity in which a director has an interest for $1,838,836. This advance is unsecured non-interest bearing and due on demand.

6.	CAPITAL STOCK

Authorized:

Preferred Stock; $0.001 par value 10,000,000 shares
Common Stock: $0.001 par value 100,000,000 shares

Issued and outstanding:

Preferred Stock: Nil
Common Stock: 11,151,634 common shares (2012: 10,074,593 common shares)

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

6.	CAPITAL STOCK (Cont’d)

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

The Company was unable to meet minimum income thresholds in 2011 and again in 2012. The Company is obligated to issue 3,074,698 common shares on a cashless basis to meet the “make good” provisions of the “Make Good Warrants’. The Company transferred $6,608,097 from derivative liabilities to the credit of additional paid in capital (see note 8 (c)). In addition, the Company transferred $3,128,605 from redeemable common stock to additional paid in capital (see note 8(b)). As of March 31, 2012 the Company had issued 697,682 common shares for exercise of 809,104 make good warrants on a cashless basis. In addition, during the year ended March 31, 2013, the Company issued 1,089,359 common shares for exercise of 1,094,809 make good warrants on a cashless basis.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

6.	CAPITAL STOCK (Cont’d)

A summary of the Company’s outstanding and exercisable warrants is as follows:

		Weighted
	Number of	Average
	warrants	Exercise Price
	#	$
Outstanding, April 1, 2011	4,361,519	3.61 and .01
Granted during the year	-
Exercised during the year	(701,190)	0.01
Expired during the year	-
Outstanding, March 31, 2012	3,660,329	3.61 and .01
Granted during the year	940,500	2.00
Exercised during the year	(1,069,899)	0.01
Expired during the year	-
		3.61,
Outstanding, March 31, 2013	3,530,930	.01 and 2.00

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

The following table summarizes the warrant contracts outstanding during the years ended March 31, 2013 and March 31, 2012.

2013				2012
Range of Exercise Price	Number of warrants	Weighted Average Exercise Price $	Weighted Average Remaining Contract Life (Years)	Range of Exercise Price	Number of warrants	Weighted Average Exercise Price $	Weighted Average Remaining Contract Life (Years)
$3.61	1,286,822	3.61	1.17	$3.61	1,286,822	3.61	2.17
0.01	1,303,608	0.01	1.17	0.01	2,373,507	0.01	2.17
2.00	940,500	2.00	4.08
	3,530,930	1.85	1.95		3,660,329	1.28	2.17

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes the components of the derivative liabilities as of March 31, 2013 and inception of the instruments:

May 2010 Private Placement:	March 31, 2013	Inception May 12, 2010
Investor warrants	$-	$1,519,144
Broker warrants	-	273,442
Credit facility warrants	-	523,440
Make Good warrants	-	131,891
Acquisition advisory fees:
Make Good warrants	-	62,176
Total derivative liabilities	$-	$2,510,093

At inception, warrants were classified as liabilities due to the fact that they were considered not to be indexed to the company's own stock and due to the firm registration rights embodied in the agreements. At March 31, 2012 all variability and rights resulting in liability classification were removed and the instruments were re-measured and reclassified to equity.

The following table summarizes the common shares indexed to the derivative instruments as of March 31, 2013 and inception of the instruments:

May 2010 Private Placement:	March 31, 2013	Inception May 12, 2012
Investor warrants	-	1,044,803
Broker warrants	-	188,062
Credit facility warrants	-	360,000
Make Good warrants	-	47,597
Acquisition advisory fees:
Make Good warrants	-	22,438
	-	1,662,900

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

8(a)	DERIVATIVE FINANCIAL INSTRUMENTS (Cont’d)

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

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

8(b)	MAY 2010 PRIVATE PLACEMENT (Cont’d)

The following table illustrates the initial allocation:

		Financing
	Proceeds	Cost	Final
	Allocation	Allocation	Allocation
Gross proceeds	$5,809,000	$-	$5,809,000
Financing costs paid in cash	-	(522,810)	(522,810)
	5,809,000	(522,810)	5,286,190
Derivative liabilities:
Closing warrants:
Investor warrants	(1,519,144)	-	(1,519,144)
Broker warrants	-	(273,442)	(273,442)
Credit facility warrants	-	(523,440)	(523,440)
Make Good warrants	(131,891)	-	(131,891)
Total derivative liabilities	(1,651,035)	(796,882)	(2,447,917)

Redeemable common stock	(4,157,965)	-	(4,157,965)
Financing costs paid in cash	-	407,792	407,792
Financing costs paid with warrants	-	621,568	621,568
Total redeemable common stock	(4,157,965)	1,029,360	(3,128,605)

Deferred finance costs	$-	$290,332	$290,332

The Company amortized deferred finance cost by $108,990 during the year ended March 31, 2013 (2012: $100,189). Deferred finance costs outstanding as of March 31, 2013 relating to this financing is $ Nil (2012: $108,318)

The direct financing costs are allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants are recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method while amounts related to the common stock directly offset the carrying value of the redeemable common stock.

8(c)	CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT

HFG provided certain advisory services to the Company in connection with the acquisition of Minera and the May 2010 Private Placement. Pursuant to an advisory agreement that Minera entered into with HFG on April 16, 2009, HFG agreed to (a) advise Minera with regard to its desire to effect a combination transaction with a U.S. domiciled public shell corporation, (b) help Minera identify suitable investment bank(s) to act as placement agent for its contemplated private placement transactions and (c) counsel management on matters related to the operating a U.S. domiciled public company. Under the terms of the advisory agreement, HFG was entitled to receive a cash payment of $450,000 at the closing of the reverse acquisition of Minera. In lieu of such cash payment, HFG agreed to accept a cash payment of $260,000 and the HFG Note in the principal amount of $190,000 that accrues simple annual interest at a rate of 3% per annum. The HFG Note is due and payable on the sooner of the closing of the next equity financing (including the receipt of additional funds by the Company from any subsequent closing of the May 12 private placement) or the 180th day following the date of its issuance. In addition, at any time that the HFG Note remains outstanding, it may be converted at HFG’s option into shares of our common stock at a conversion price of $2.78.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

8(c)	CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT (Cont’d)

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

On May 8, 2012, the Company also entered into Loan Repayment Agreements (the “Repayment Agreements”) with HFG (“Lender”). Pursuant to the Repayment Agreements, Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any notes remain outstanding.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

8(c)	CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT (Cont’d)

The following table illustrates the initial allocation:

Initial
Allocation
Convertible Promissory Note	$190,000
Make Good warrants	62,176
Additional paid in capital	13,835
Total	$266,011

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

The warrants were valued using the Lattice technique, and the Company estimated (i the volatility, based upon a reasonable peer group, (iii) the risk free rate as the published rate for zero coupon government securities with terms consistent with the contractual term.

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

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

8(c)	CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT (Cont’d)

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

The following tables summarize the effects on the Company’s income (loss) associated with changes in the fair values of our derivative financial instruments for the year ended March 31,2012:

May 2010 Private Placement:	2012
Investor warrants	$468,072
Broker warrants	84,251
Credit facility warrants	304,200
Make Good warrants	(1,086,244)
Acquisition advisory fees:
Make Good warrants	(512,091)
$(741,812)

The following represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended March 31, 2012:

Balances at March 31, 2011	$5,866,285
Fair value adjustments	741,812

Transfer to additional paid in capital	(6,608,097)
Balances at March 31, 2012	$-
Balances at March 31, 2013	$-

9	(a) SECURED CONVERTIBLE NOTES

$3,135,000 Face Value Secured Convertible Notes, due May 8, 2017	$1,619,064

On May 8, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes (the “Notes”) and warrants to purchase the Company’s common stock. The Notes and warrants were issued in two tranches. The first tranche issued on May 8, 2012 contained (i) Notes in the aggregate original principal amount of $2,120,000 and (ii) Investor Warrants to purchase an aggregate of 530,000 shares of Common Stock. The second tranche issued on June 7, 2012 contained (i) Notes in the aggregate original principal amount of $1,015,000 and (ii) Investor Warrants to purchase an aggregate of 253,750 shares of Common Stock. The notes are payable quarterly in arrears on March 31, June 30, September 30 and December 31, with the first payment due on September 30, 2012. The Notes mature on May 8, 2017. The notes are convertible at the option of the holder at any time on or prior to the Maturity Date into shares of Common Stock at a conversion price of $2.00 per share (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction after the issuance date). The Investor Warrants have a strike price of $2.00 per share (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction after the issuance date). The Investor Warrants are immediately exercisable, on a net exercise or cashless basis, and have a term of five years.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

9	(a) SECURED CONVERTIBLE NOTES (Cont’d)

The Company has evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The conversion features meet the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The notes are convertible into a fixed number of shares and there are no down round protection features contained in the contracts. Since the convertible notes achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. A beneficial conversion feature is present when the fair value of the underlying common share exceeds the effective conversion price of the conversion option. The effective conversion price is calculated as the basis in the financing arrangement allocated to the hybrid convertible debt agreement, divided by the number of shares into which the instrument is indexed. As a result of this evaluation under the aforementioned standards, the Company concluded that a beneficial conversion feature was present in the amount of $1,024,247 in the $3,135,000 face value convertible note. The warrants did not contain any terms or feature that would preclude equity classification.

The purchase price allocation for the convertible notes resulted in a debt discount of $1,734,994. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Amortization of debt discount amounted to $219,058 during the year ended March 31, 2013. In addition, amortization of deferred finance charges amounted to $110,698 for the year ended March 31, 2013, resulting in balance of $503,696 as of March 31, 2013. The purchase price allocation is as follows:

		Inception
Gross proceeds		$3,135,000
Less: Financing costs		$614,394
Net proceeds		$2,520,606
Allocated as follows:
Carrying value (fair value of debt component)		(1,400,006)
Paid in capital (warrants)	$(710,747)
Paid in capital (beneficial conversion feature)	$(1,024,247)	$(1,734,994)

Significant assumptions included in the MSC valuation technique to determine the fair value of the debt component were as follows:

Assumption
Linked common shares	1,567,500
Stock price	$2.20
Expected life (years)	5.00
Volatility (based on peers)	58.43%- 83.82%
Risk adjusted interest rate	0.15%- 0.77%

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

9(b)	UNSECURED CONVERTIBLE NOTES

On December 13, 2012, CMT consummated a private placement financing with a group of accredited investors for an aggregate gross proceeds of approximately $150,000 In connection with the financing, the Company issued to investors unsecured convertible notes in the aggregate original principal amount of $150,000. The convertible notes have a five year term, carry an interest rate of 11% per annum, and are convertible into the Company’s common stock at $2.00 per share. Net proceeds from the offering are expected to be used for general corporate purposes and working capital.

10.	SEGMENT INFORMATION

As at March 31, 2013 the Company operated in one reportable segment, being the exploration for and the development of mining rights in the Republic of Chile.

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

There were no changes in the Company's approach to capital management during the year ended March 31, 2013

12.	INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of March 31, 2013, the Company has net operating losses carried forward of approximately $12,003,891 ($8,103,383 – 2012) for tax purposes subject to expiration as described below. The Company is required to compute tax asset benefits for net, operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax rates applicable in each jurisdiction to the Company’s loss before income taxes. The components of these differences are as follows:

	March 31,2013	March 31,2012
Corporate income tax rate	17%	17%
Expected Income tax recovery	$(745,503)	$(671,012)
Permanent differences	107,140	179,275
Change in valuation allowance	638,363	491,737
Income tax provision	$-	$-

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

12.	INCOME TAXES (Cont’d)

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	March 31,2013	March 31,2012
Non-capital loss carry forwards	$2,053,171	$1,377,575
Share issue costs	83,558	-
Less: valuation allowance	(2,136,729)	(1,377,575)
Net deferred tax assets	$-	$-

The net operating losses have no expiration period under Chilean Income Tax Act and can be carried forward to offset against future income.

As of March 31, 2013, the Company has non-capital losses of approximately $12,003,891 available to offset future taxable incomes:

The following is the annual breakdown of losses

2010	$1,572,747
2011	$3,638,068
2012	$2,892,568
2013	$3,755,075
Total	$11,858,458

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

13.	INVENTORY

The quantity of material in ore on the leach pad is based on surveyed volumes of mined material. Sampling and assaying determine the estimated amount of copper contained in material delivered to the leach pad. As at March 31, 2013 and 2012 there was only supply inventory.

14.	SUNDRY ASSETS AND OTHER RECEIVABLES

	March 31, 2013	March 31, 2012
Prepaid expenses	$6,195	$-
Employee advances		3,940
Other advances	21	-
	$6,216	3,940

15.	DEPOSITS AND OTHER ASSETS

	March 31, 2013	March 31,2012
Navidad (Arica) project (i)	$-	$560,000
Narnia project (ii)
Value added taxes (“VAT”) (iii)	448,810	376,638
Equipment deposit	69,550	66,101
	$518,360	$1,002,739

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

15.	DEPOSITS AND OTHER ASSETS (Cont’d)

i) In November 2010, Minera signed a ten year lease with an option to purchase for two properties owned by Mr. Santiago Lay in Arica, Republic of Chile. Minera would be obligated to pay a total monthly rent of $32,051 for the first 12 months (Chilean 15 million Pesos) which will be adjusted and offset with future royalty payments. The Royalty established was equivalent to ten percent of the net value of the ore to be extracted and sold, metallic or nonmetallic, taking as reference the rates established by ENAMI monthly. However, Minera, at its full cost, considered installing a plant to process the ore extracted. The royalty was to be paid monthly, starting in month thirteen counted from the signing of the contract. All direct and indirect expenses related to the program of exploration, conceptual study and feasibility study will be at the total and exclusive charge of Minera and not adjustable with the rent or royalty.

Minera only paid two months of the actual minimum rent and therefore failed to deliver on the remaining balance owed on the purchase of the property. As a result of this agreement lapsing, the option to purchase this property was nullified and subsequent to the year-end Minera let this agreement lapse. On May 19, 2012, Minera signed an agreement with Santiago Lay releasing it from any liabilities and future payments due from this agreement. With this agreement, Mr. Lay agreed to repay deposits paid by Minera as well as provide partial compensation for the work and studies performed on this property to a maximum of $560,000. Minera and Mr. Lay agreed to use this compensation to repay Minera’s loan of $500,000 with interest of $60,000 payable to Exportadora e Importadora Bengolea (Bengolea) which was fully paid during the year ended March 31, 2013. In accordance with the final contract, Mr. Lay has fully repaid this loan directly to Bengolea.

ii) On June 28, 2012 Minera contracted with Narnia Uno Al Las Veinte to acquire 90 hectares of mining property located in the Commune of Illapel for a total purchase price of $237,323 (CLP112,000,000). All rights to the property belonged to the seller and the property was properly registered under the Conservatory of Mines of the City of Illapel (ROL #43011253-8). All properties and rights will transfer from seller to buyer provided price of CLP 112,000,000 is met. As the Company discontinued the acquisition, all payments made towards the purchase were written off to general and administrative expense in the income statement.

iii) Value added tax balance represents net VAT recoverable which may be refunded or applied toward future corporate income tax liability.

16.	LOAN FROM NON RELATED PARTIES

(a) During the year ended March 31, 2012, Minera received a loan from Exportadora e Importadora Bengolea (Bengolea), a non-related party for $500,000 for additional working capital. This loan is free of interest and payable in six monthly equal installments commencing six months after the receipt of loan. Minera will be obligated to pay interest at 10% per annum in the event of default. The Company defaulted on the loan and in settlement of the $500,000, Bengolea agreed to accept a one-time payment of interest of $60,000. On May 19, 2012 Minera finalized an agreement between one of its debtors and Bengolea that released Minera from this obligation. The loan was fully paid during the year ended March 31, 2013.

(b) During the year ended March 31, 2013 the Company received a loan of $188,903. This loan is secured on personal assets of a Company’s director and payable on demand.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS

The fair value of a financial instrument is the estimated amount that the Company would receive or pay to settle the financial assets and financial liabilities as at the balance sheet date. The book value of sundry assets and other receivables, accounts payable and accrued liabilities, and due to related party approximate fair values at the balance sheet dates.

The fair value of the long-term debt has been estimated by discounting future cash flows at a rate offered for debt of similar maturities and credit quality.

All financial instruments except for derivative financial instruments and cash and cash equivalent are classified as level 3. Both cash and cash equivalents and derivative financial instruments are classified as level 1.

	March 31, 2013		March 31, 2012
	Carrying		Carrying
Assets/Liabilities	Value	Fair Value	Value	Fair Value
Cash	$7,572	$7,572	$300	$300
Restricted cash	$344,850	$344,850	$-	$-
Accounts payable and accrued liabilities	$1,636,219	$1,636,219	$1,721,650	$1,721,650
Due to related party	$2,488,556	$2,488,556	$1,838,836	$1,838,836
Loan from related party	$1,307,422	$1,307,422	$548,938	$548,938
Loan from non related party	$188,903	$188,903	$560,000	$560,000
Convertible promissory note	$190,000	$190,000	$190,000	$190,000
Promissory notes	$2,419,398	$2,419,398	$2,022,809	$2,022,809
Unsecured convertible note	$150,000	$150,000	$-	$-
Secured convertible notes	$1,619,064	$1,619,064	$-	$-

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

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS (Cont’d)

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

On June 7, 2012, the Company completed its second and final closing pursuant to the Purchase Agreement in which the Company issued and sold to investors (i) Notes in the aggregate original principal amount of $1,015,000 and (ii) investor Warrants to purchase an aggregate of 253,750 shares of Common Stock, for an aggregate gross proceeds of $1,015,000.

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

19.	OBLIGATION UNDER CAPITAL LEASES

The following is a summary of future minimum lease payments under the capital lease, together with the balance of the obligation under the lease:

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in U.S. Dollars)

Years ending March,

2014	$325,239
2015	$205,739
2016	$205,739
2017	$205,739
2018	$205,739
Thereafter	$1,371,596
Total minimum lease payments	$2,519,791
Less: Deferred Interest	$694,463
$1,825,328
Current Portion	$142,706
Long-Term Portion	$1,682,622

20.	Contingencies

In December 2010, the Company entered into a lease agreement to acquire two scales for a total amount of CLP $86,637,975. The Company paid a deposit of CLP $21,046,256 towards the partial delivery and the balance was to be paid in 61 equal monthly installments. As at March 31, 2013, no additional payments have been made and the lease is in default. The lessor has not demanded the return of equipment and according to management, the lease arrangement still exist, full payments will be made upon delivery of the remaining parts, and the partial assets are still located at its two plant sites.

The Company is defending civil lawsuits in Santiago Chile from its formal employees regarding payroll and unfair dismissals related charges. It is the company’s legal counsel’s opinion that the outcome of these civil suits are uncertain and the amounts are not determinable. No provisions have been made in these consolidated financial statements to this affect.

21.	SUBSEQUENT EVENT

On July 12, 2013, the Company secured a loan from Asher Enterprises, Inc. (“Asher”) in the amount of $73,500. In consideration for the loan, the Company issued to Asher a convertible promissory note in principal amount of $73,500. The note will mature nine months from the date of issuance, has an interest rate of 8% per annum, and is convertible into the Company’s common stock at Asher’s option beginning 180 days from the date of issuance.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated May 12, 2010, among the Company, Minera Licancabur, S.A. and its shareholders [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
3.1	Articles of Incorporation of the Company, as amended to date [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
3.2	Amended and Restated Bylaws, adopted on May 12, 2010 [Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.1	Form of Closing Warrant, dated May 12, 2010 [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.2	Form of Make Good Warrant, dated May 12, 2010 [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.3	Warrant issued to Halter Financial Group, L.P. on May 12, 2010 [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.4	Convertible Promissory Note issued Halter Financial Group, L.P. on May 12, 2010 [Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
4.5	Form of Registration Rights Agreement, dated May 12, 2010 [Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.1	Cancellation Agreement, dated May 12, 2010, among the Company, Halter Financial Investments, L.P. and Mr. Pierre Galoppi [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K filed on May 14, 2010]
10.2	Form of Securities Purchase Agreement, dated May 12, 2010 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.3	Closing Escrow Agreement, among the Company, Halter Financial Securities, Inc. and Securities Transfer Corporation, dated May 12, 2010 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.4	Form of Lock-up Agreement, dated May 12, 2010 [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.5	Letter Agreement, dated May 6, 2010, between Minera Licancabur S.A. and AIBC International Corp.(SR) [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
10.9	Nominee Agreement, dated May 12, 2010, between the Company and Jorge Osvaldo Orellana Orellana [Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-168187)]
21	Subsidiaries of the Company [Incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010]
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

* Filed herewith