Form 10-Q
period 2013-06-30
Chile Mining Technologies Inc.
filed 2013-08-19
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

____________________________________________________
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 19, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,164,134

Chile Mining Technologies Inc.
Quarterly Report on Form 10-Q
Period Ended June 30, 2013

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)
(Amounts expressed in US Dollars)
Index

Page
Interim Consolidated Balance Sheets as at June 30, 2013 (unaudited) and March 31, 2013 (audited)	4
Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2013 and 2012	5
Interim Consolidated Statements of Cash flows for the three months ended June 30, 2013 and 2012	6
Interim Consolidated Statements of Changes in Stockholders’ Deficiency for the three months ended June 30, 2013 (unaudited) and year ended March 31, 2013 (audited)	7
Notes to Interim Consolidated Financial Statements	8

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS
(Amounts expressed in U.S. Dollars)
(Unaudited)

	June 30, 2013	March 31, 2013
	(unaudited)	(audited)

ASSETS

Current
Cash	$-	$7,572
Sundry assets and other receivables (Note 13)	29,399	6,216
Inventory (Note 12)		55,707
	29,399	69,495
RESTRICTED CASH (Note 17)	194,660	344,850
DEPOSITS AND OTHER ASSETS (Note 14)	485,266	518,360
DEFERRED FINANCING COSTS (Note 8 (b) and 9 (a))	472,741	503,696
PROPERTY PLANT AND EQUIPMENT (Note 3)	5,699,949	6,281,163

	$6,882,015	$7,717,564

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,694,268	$1,636,219
Loan from related parties (Note 5)	1,274,007	1,307,422
Loan from non related parties (Note 15)	285,441	188,903
Obligation under capital lease	164,749	142,706
Due to related parties (Note 5)	2,319,995	2,488,556
Convertible promissory note (Note 8 (c))	190,000	190,000
Promissory notes (Note 4)	2,232,533	2,419,398
	8,160,993	8,373,204

	2,232,533	2,419,398
OBLIGATION UNDER CAPITAL LEASE	1,598,216	1,682,622
UNSECURED CONVERTIBLE NOTE (Note 9 (b))	150,000	150,000
SECURED CONVERTIBLE NOTES (Note 9 (a))	1,684,544	1,619,064

	11,593,753	11,824,890

Stockholders’ Deficiency
Capital stock (Note 6)	11,151	11,151
Additional paid in capital	13,292,219	13,292,219
Accumulated other comprehensive income	223,043	18,509
Deficit	(18,238,151)	(17,429,205)

	(4,711,738)	(4,107,326)

Total liabilities and stockholders’ deficiency	$6,882,015	$7,717,564

Going Concern (Note 1)
Related Party Transactions (Note 5)
Subsequent Event (Note 18)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in U.S. Dollars)
(Unaudited)
For the three months ended June 30, 2013 and 2012

	June 30, 2013	June 30, 2012

Sales	$50,326	$34,829
Cost of sales	325,779	378,361
Gross loss	(275,453)	(343,532)

Operating expenses:
Impairment of mining rights (Note 7)	$2,922	3,528
Salaries and wages	58,310	22,694
General and administrative	284,026	497,657
Professional fees	91,800	198,000
	437,058	721,879

Operating loss before the undernoted	(712,511)	(1,065,411)
Amortization of deferred finance costs (Note 8 (b) and 9 (a))	(30,955)	(45,108)

Imputed interest expense (note 4 and 9 (a))	(65,480)	(106,405)
Net Loss for the period	(808,946)	(1,216,924)
Foreign exchange translation adjustment for the period	204,534	49,361
Comprehensive loss for the period	$(604,412)	$(1,167,563)
Weighted average number of common shares outstanding-basic and diluted	11,151,634	10,089,414
Loss per share – basic and diluted	$(0.07)	$(0.12)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in U.S. Dollars)
(Unaudited)
For the three months ended June 30, 2013 and 2012

	2013	2012

Cash Flows from Operating Activities:
Net loss	$(808,946)	$(1,216,924)
Impairment of mining rights	2,922	3,528
Depreciation	149,582	108,754
Imputed interest expense (Note 4 and 9 (a))	65,480	106,405
Amortization of deferred finance costs	30,955	45,108
Changes in non-cash working capital:
Increase in sundry assets and other receivables	(24,735)	(32,794)
Decrease (Increase) in inventory	54,274	(6,273)
Decrease (Increase) in deposits and other assets	(3,232)	20,924
Increase (Decrease) in accounts payable and accrued liabilities	180,408	(206,339)
Net Cash used by Operating Activities	(353,292)	(1,177,611)

Cash Flows from Investing Activities:
Restricted cash	150,190	(344,850)
Acquisition of mining rights	(2,922)	(3,528)
Acquisition of property plant and equipment	-	(13,545)
Net Cash provided by (used) in Investing Activities	147,268	(361,923)

Cash Flows from Financing Activities:
Advances from related parties	5,128	93,851
Loan from related party	57,837	175,867
Proceeds from (repayment to) non- related party	109,723	(145,596)
Capital lease proceeds (repayment)	68,116	(105,248)
Proceeds from secured convertible notes, net	-	2,520,606
Net Cash Provided By Financing Activities	240,804	2,539,480

Effects of foreign currency exchange rate changes	(42,352)	18,333
Net Increase (Decrease) in Cash	(7,572)	1,018,279
Cash at beginning of the period	7,572	300
Cash at end of the period	$-	$1,018,579

Supplemental information:
Income tax paid	Nil	Nil
Interest paid	86,212	Nil

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE
THREE MONTH PERIOD
ENDED JUNE 30, 2013 AND YEAR ENDED MARCH 31, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)

					Accumulated
	Number of				Other
	common	Capital	Additional Paid		Comprehensive
	shares	stock	in capital	Deficit	Income (loss)	Total
Balance as at March 31, 2012	10,062,275	10,062	11,558,314	(13,043,895)	27,452	(1,448,067)
Issue of shares due to non- performance	1,089,359	1,089	(1,089)
Warrants issued along with convertible debt			710,747			710,747
Beneficial conversion feature embedded in secured convertible notes			1,024,247			1,024,247
Net loss for the year				(4,385,310)		(4,385,310)

Foreign currency translation					(8,943)	(8,943)
Balance as at March 31, 2013 (audited)	11,151,634	11,151	13,292,219	(17,429,205)	18,509	(4,107,326)
Net loss for the period				(808,946)		(808,946)
Foreign currency translation					204,534	204,534
Balance as at June 30, 2013(unaudited)	11,151,634	11,151	13,292,219	(18,238,151)	223,043	(4,711,738)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

The condensed consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended March 31, 2013. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at June 30, 2013 and March 31, 2013, the results of its operations for the three month periods ended June 30, 2013 and June 30, 2012, and its cash flows for the three-month periods ended June 30, 2013 and June 30, 2012. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended June 30, 2013 are not necessarily indicative of results to be expected for the full year.

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
June 30, 2013
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

As shown in the accompanying financial statements, the Company has a working capital deficiency of $8,131,594 and has incurred a deficit of $18,238,151 for the cumulative period to June 30, 2013. On May 8, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes (the “Notes”) and warrants to purchase the Company’s common stock. The Notes and warrants were issued in two tranches. The first tranche issued on May 8, 2012 contained (i) Notes in the aggregate original principal amount of $2,120,000 and (ii) Investor Warrants to purchase an aggregate of 530,000 shares of Common Stock, for aggregate gross proceeds of $2,120,000. The second tranche issued on June 7, 2012 contained (i) Notes in the aggregate original principal amount of $1,015,000 and (ii) Investor Warrants to purchase an aggregate of 253,750 shares of Common Stock, for aggregate gross proceeds of $1,015,000.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)

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

Recently Adopted Accounting Standards

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to establish an optional two- step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standard is effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The adoption of this standard did not have a significant impact on our financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to disclose additional information for items reclassified out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected line item of net income. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income, provided that all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income, if it has items that are not reclassified in their entirety into net income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the financial statements of the Company.

2. COMPLETION OF ACQUISITION

On May 12, 2010, Chile Mining Technologies, Inc completed an acquisition of Minera pursuant to the Share Exchange Agreement. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Minera is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)

3. PROPERTY PLANT AND EQUIPMENT

	June 30, 2013			March 31, 2013
		Accumulated
	Cost	Depreciation	Net	Net
	$	$	$	$
Santa Filomena Plant	1,026,655	-	1,026,655	1,103,687
Land-Santa Filomena Plant	49,277	-	49,277	52,974
Land- Mina Al Abuelo Plant	256,376	-	256,376	275,613
Ana Maria Plant and equipment	5,712,701	1,507,356	4,205,345	4,674,415
Machinery under construction	162,296	-	162,296	174,474

	7,207,305	1,507,356	5,699,949	6,281,163

Property Plant and Equipment is translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The Santa Filomena Plant is not being amortized as plant is under construction. Depreciation for the period amounted to $149,582 ($108,754 in 2012). Included in property, plant and equipment are amounts relating to capital leases having a cost of $2,122,132 ($2,281,360 as at March 31, 2013) and accumulated depreciation of $285,431 ($249,253 as at March 31, 2013).

4. PROMISSORY NOTES

Promissory notes payable to related parties were unsecured and consisted of the following:

Company	Interest Rate	June 30,	March 31,
		2013	2013
Ivan Vergara	Nil	$315,124	$341,500
Jorge Pizarro	Nil	199,144	215,813
Geominco EIRL	Nil	1,718,265	1,862,085
Total Long Term		$2,232,533	$2,419,398

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

based on the above agreement, these notes have been classified as current as of June 30, 2013.

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

In addition, the Company credited additional paid in capital with $13,835 (refer to Note 8 (c)).

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)

The discounts are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize discounts on promissory notes to related parties for the three month period ended June 30, 2013 in the amount of $nil ($76,563 in 2012).

5. RELATED PARTY TRANSACTIONS

a) Transactions with related parties

i) As of June 30, 2013, the Company has loans payable to related parties for $1,274,007. Loan for $147,043 is unsecured, free of interest and was originally payable on March 31, 2012. The balance of the outstanding loans for $1,126,964 is unsecured, free of interest and payable on demand. On May 8, 2012, the Company entered Loan Repayment Agreements (the “Repayment Agreements”) with related parties of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding. See Note 4.

ii) During the three months ended June 30, 2013, the Company expensed fees to three directors for total of $50,000. The Company expensed fees to the CFO for $37,800. The expense for the CFO for the three month includes a commitment to issue 6,000 shares of common stock.

iii) During the quarter, the Company had equipment rental and consulting expenses of $nil to a related party, related by virtue of common control.

The transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties under common control.

b) The company owes the following amounts to related parties:

(i) Included in accounts payable and accrued liabilities are amounts owing for services provided to directors and officers for a total of $150,000

ii) As of June 30, 2013, the Company owes to Geominco E.I.R.L. $2,139,243 and Geominco S.A, $180,752, entities in which a director has an interest for a total of $2,319,995. This advance is unsecured non-interest bearing and due on demand.

On May 8, 2012, the Company entered Loan Repayment Agreements (the “Repayment Agreements”) with related parties of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding. See Note 4.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)

6. CAPITAL STOCK

Authorized:

Preferred Stock; $0.001 par value 10,000,000 shares
Common Stock: $0.001 par value 100,000,000 shares

Issued and outstanding:

Preferred Stock: Nil
Common Stock: 11,151,634 common shares (March 31, 2013: 11,151,634 common shares)

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)

During the quarter ended June 30, 2013, the Company did not issue any shares for exercise of make good warrants on a cashless basis. During the year ended March 31, 2013, the Company issued 1,089,359 common shares for exercise of 1,094,809 make good warrants on a cashless basis.

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

The following table summarizes the components of the derivative liabilities as of June 30, 2013 and inception of the instruments:

May 2010 Private Placement:	June 30, 2013	Inception May 12, 2010
Investor warrants	$-	$1,519,144
Broker warrants	-	273,442
Credit facility warrants	-	523,440
Make Good warrants	-	131,891
Acquisition advisory fees:
Make Good warrants	-	62,176
Total derivative liabilities	$-	$2,510,093

At inception, warrants were classified as liabilities due to the fact that they were considered not to be indexed to the company's own stock and due to the firm registration rights embodied in the agreements. At March 31, 2012 all variability and rights resulting in liability classification were removed and the instruments were re-measured and reclassified to equity.

The following table summarizes the common shares indexed to the derivative instruments as of June 30, 2013 and inception of the instruments:

May 2010 Private Placement:	June 30, 2013	Inception May 12, 2012
Investor warrants	-	1,044,803
Broker warrants	-	188,062
Credit facility warrants	-	360,000
Make Good warrants	-	47,597
Acquisition advisory fees:
Make Good warrants	-	22,438
	-	1,662,900

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)

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
June 30, 2013
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

The Company amortized deferred finance cost by $nil during the quarter ended June 30, 2013 (2012: $27,275). Deferred finance costs outstanding as of June 30, 2013 relating to this financing is $ Nil (2012: $81,043).

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
June 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)

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
June 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)

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

(2)

Level 2 inputs are inputs other than quoted prices that are observable. The Binomial Lattice model provides for multiple assumptions related to volatility and risk free rate over the remaining term of the warrants. The equivalents or averages of these assumptions are also provided above. The Company uses the current published yields for zero- coupon US Treasury Securities for its risk free rate. The Company did not have a historical trading history sufficient to develop an internal volatility rate for use in the Binomial Lattice model. As a result, the Company has used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics and who had a sufficient trading history were used as an estimate of the Company’s volatility. In developing this model, no one company was weighted more heavily.

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)

The following tables summarize the effects on the Company’s income (loss) associated with changes in the fair values of the derivative financial instruments for the year ended March 31 2012:

May 2010 Private Placement:
Investor warrants	$468,072
Broker warrants	84,251
Credit facility warrants	304,200
Make Good warrants	(1,086,244)
Acquisition advisory fees:
Make Good warrants	(512,091)
$(741,812)

The following represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended March 31, 2013 and 2012 and three month period ended June 30, 2013:

Balances at March 31, 2011	$5,866,285
Fair value adjustments	741,812

Transfer to additional paid in capital	(6,608,097)
Balances at March 31, 2012	$-
Balances at March 31, 2013 and June 30, 2013	$-

9 (a) SECURED CONVERTIBLE NOTES

$3,135,000 Face Value Secured Convertible Notes, due May 8, 2017	$1,684,544

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)

The purchase price allocation for the convertible notes resulted in a debt discount of $1,734,994. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Amortization of debt discount amounted to $65,480 during the quarter ended June 30, 2013. In addition, amortization of deferred finance charges amounted to $30,955 for the period ended June 30, 2013, resulting in balance of $472,741 as of June 30, 2013. The purchase price allocation is as follows:

		Inception
Gross proceeds		$3,135,000
Less: Financing costs		$614,394
Net proceeds		$2,520,606
Allocated as follows:
Carrying value (fair value of debt component)		(1,400,006)
Paid in capital (warrants)	$(710,747)
Paid in capital (beneficial conversion feature)	$(1,024,247)	$(1,734,994)

Significant assumptions included in the MSC valuation technique to determine the fair value of the debt component were as follows:

Assumption
Linked common shares	1,567,500
Stock price	$ 2.20
Expected life (years)	5.00
Volatility (based on peers)	58.43%- 83.82%
Risk adjusted interest rate	0.15%- 0.77%

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

10. SEGMENT INFORMATION

As at June 30, 2013, the Company operated in one reportable segment, being the exploration for and the development of mining rights in the Republic of Chile.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

There were no changes in the Company's approach to capital management during the quarter ended June 30, 2013.

12. INVENTORY

The quantity of material in ore on the leach pad is based on surveyed volumes of mined material. Sampling and assaying determine the estimated amount of copper contained in material delivered to the leach pad. As at March 31, 2013 there was only supply inventory ($nil as at June 30, 2013).

13. SUNDRY ASSETS AND OTHER RECEIVABLES

	June 30, 2013	March 31,2013
Prepaid expenses	$7,381	$6,195
Advance for materials	$22,018	-

Other advances	-	21
	$29,399	6,216

14. DEPOSITS AND OTHER ASSETS

	June 30, 2013	March 31, 2013
Value added taxes (“VAT”) (i)	420,571	448,810
Equipment deposit	64,695	69,550
	$485,266	$518,360

i) Value added tax balance represents net VAT recoverable which may be refunded or applied toward future corporate income tax liability.

15. LOAN FROM NON RELATED PARTIES

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)

(b) The Company received a loan of $285,441 from a non-related party. This loan is secured on personal assets of a Company’s director and payable on demand.

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

	June 30, 2013		March 31, 2013
	Carrying		Carrying
Assets/Liabilities	Value	Fair Value	Value	Fair Value
Cash	$-	$-	$7,572	$7,572
Restricted cash	$194,660	$194,660	$344,850	$344,850
Accounts payable and accrued liabilities	$1,694,268	$1,694,268	$1,636,219	$1,636,219
Due to related party	$2,319,995	$2,319,995	$2,488,556	$2,488,556
Loan from related party	$1,274,007	$1,274,007	$1,307,422	$1,307,422
Loan from non related party	$285,441	$285,441	$188,903	$188,903
Convertible promissory note	$190,000	$190,000	$190,000	$190,000
Promissory notes	$2,232,533	$2,232,533	$2,419,398	$2,419,398
Unsecured convertible note	$150,000	$150,000	$150,000	$150,000
Secured convertible notes	$1,684,544	$1,684,544	$1,619,064	$1,619,064

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
June 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)

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

As a result of the two closings, the Company issued and sold to investors a total amount of $3,135,000 in notes and warrants to purchase a total of 1,037,500 shares of Common Stock. In accordance with these agreements, the Company must keep the equivalent of one year worth of interest payments in an escrow account at all times. As interest payments become due, the Company must continually maintain one year’s worth of payments in the escrow account and as such cannot use this for any other purpose. As of June 30, 2013, the Company was in default of the restricted cash balance required from this agreement. The Company plans to replenish the account in the second quarter of the current fiscal year.

18. SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended March 31, 2013, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

By reducing unit costs and carefully managing the average source material grade, we estimate that the MINI plant technology will allow us to break even at copper prices as low as US$1.00 per pound, or US$2,204 per metric ton. As of August 13, 2013, copper was trading at $7,295 per metric ton on the London Metals Exchange, or LME. As the price of finished copper has increased, however, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. Historically, these producers would not have been interested in raw ore purchases, as they could not generate profits at lower finished copper prices. However the increase in finished copper prices has made third-party purchase attractive for a number of additional producers. While the additional producers entering the market for minerals has not had an effect on the cost of the ore, it has put the miners into a stronger negotiating position on the sales of their ore. As such, the market now demands that producers must purchase the ore by providing payment upon delivery of the ore, as opposed to the historical practice of providing payment following the sale of the finished copper. This shift in the market has affected our need for working capital substantially, in that we now require approximately $1 million per MINI plant to purchase enough ore to operate at full capacity.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage increase/decrease over prior year numbers for the periods indicated in dollars. The financial data for the three months ended June 30, 2013, reflects the first quarter of Fiscal Year 2014, while the financial data for the same period in 2012 reflects the first quarter of Fiscal Year 2013.

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	June 30,		% Increase/
	2013	2012	(Decrease)
Sales	$50,326	$34,829	44%
Cost of sales	325,779	378,361	(14%	)
Gross loss	(275,453)	(343,532)	(20%	)
Operating expenses:
Impairment of mining rights	2,922	3,528	(17%	)
Salaries and wages	58,310	22,694	157%
General and administrative expenses	284,026	497,657	(43%	)
Professional fees	91,800	198,000	(54%	)
Total operating expenses	437,058	721,879	(39%	)
Operating loss before the undernoted	(712,511)	(1,065,411)	(33%	)
Amortization of deferred finance costs	(30,955)	(45,108)	(31%	)

Imputed interest expense	(65,480)	(106,405)	(38%	)
Net Loss	(808,946)	(1,216,924)	(34%	)
Foreign exchange translation adjustment	204,534	49,361	(314%	)
Comprehensive loss	$(604,412)	$(1,167,563)	(48%	)

Sales. We had $50,326 in sales for the three months ended June 30, 2013, as compared with sales of $34,829 for the three months ended June 30, 2012. During the quarter ended June 30, 2012, we consummated a financing transaction and were working on repair and maintenance at our Ana Maria plant in order to resume production. As a result, we operated at a very limited capacity. During the three months ended June 30, 2013, the Ana Maria plant was operating at less than full capacity due to limited working capital.

Cost of sales. Cost of sales includes direct costs associated with the sale of our products. Cost of sales was $325,779 for the three months ended June 30, 2013, as compared with $378,361 for the three months ended June 30, 2012, a decrease of 14%. During the quarter ended June 30, 2012, we were working to resume and increase copper production at the Ana Maria plant. In addition, we also developed several mines in order to deliver mineral to the plant during the quarter. Due to our capital infusion coming in the middle of the quarter ended June 30, 2012, our cost of sales expenses were limited by the timing. For the three months ended June 30, 2013, we were operating with limited working capital, which resulted in limited production and cost of sales expenses.

Gross loss. Gross loss is equal to the difference between our sales and the cost of sales. For the three months ended June 30, 2013, we had a gross loss of $275,453, as compared with a gross loss of $343,532 for the three months ended June 30, 2012. The decrease in gross loss was primarily due to the increase in sales and decrease in cost of sales as discussed above.

Operating expenses. Our operating expenses consist of impairment of mining rights, salaries and wages, general and administrative expenses and professional fees.

    Impairment of mining rights. For the three months ended June 30, 2013, impairment of mining rights was $2,922, as compared with $3,528 for the three months ended June 30, 2012. We have expensed mining rights, where we currently have no formal plans to exploit these mining rights.

    Salaries and wages. Salaries and wages amounted to $58,310 for the three months ended June 30, 2013, as compared to $22,694 for the three months ended June 30, 2012, an increase of 157%. During the middle of the quarter ended June 30, 2012, the Company received an infusion of capital. For more than half of the quarter, the Company was operating on a very limited basis, which held salaries and wages to a minimum. During the quarter ended June 30, 2013, the Company operated well below capacity. As a result, it maintained a much smaller staff, and minimized salaries and wages.

    General and administrative expenses. General and administrative expenses consist primarily of building maintenance and repairs, energy costs, and general expenses. General and administrative expenses for the three months ended June 30, 2013, were $284,026, as compared with $497,657 for the three months ended June 30, 2012, a decrease of 43%. During the three months ended June 30, 2013, we had limited production and worked to minimize expenses. During the three months ended June 30, 2012, the Company received an infusion of capital and was preparing and growing the Company to support the production of copper.

    Professional fees. Professional fees consist of legal fees, accounting fees and other fees associated with our operations as a public company. For the three months ended June 30, 2013, professional fees were $91,800, as compared with $198,000 for the three months ended June 30, 2012, a decrease of 54%. It is necessary to hire specialized professionals at times to complete tasks outside of the Company’s current expertise. During the quarter ended June 30, 2012, the Company completed a fund raise, which resulted in a spike in professional fees. As a result, during the past quarter ended June 30, 2013, the Company was able to rely less on outside professional fees as compared to the same period ended 2012.

Amortization of deferred finance costs. On May 12, 2010, we consummated a private placement of common shares, warrants and make good warrants. The direct financing costs were allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants were recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method, while amounts related to the common stock directly offset the carrying value of the redeemable common stock. For the three months ended June 30, 2013, we amortized deferred finance costs of $nil, as compared to $27,275 for the three months ended June 30, 2012.

On May 8, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors for issue of eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock. The Company evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The financing costs are being amortized over the term of the notes. Amortization of the deferred finance charges amounted to $30,955 for the three months ended June 30, 2013, and $17,833 for the three months ended June 30, 2012.

Imputed interest expense. Imputed interest expense is related to unsecured, no interest promissory notes from related parties . These loans were valued at fair value at inception. We recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Discounts associated with these notes are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. We recognized interest expense to amortize discounts on promissory notes to related parties for the three months ended June 30, 2013, in the amount of $nil, as compared with $76,563 for the three months ended June 30, 2012.

The Company has evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The conversion features meet the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The notes are convertible into a fixed number of shares and there are no down round protection features contained in the contracts. Since the convertible notes achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. A beneficial conversion feature is present when the fair value of the underlying common share exceeds the effective conversion price of the conversion option. The effective conversion price is calculated as the basis in the financing arrangement allocated to the hybrid convertible debt agreement, divided by the number of shares into which the instrument is indexed. As a result of this evaluation under the aforementioned standards, the Company concluded that a beneficial conversion feature was present in the amount of $1,024,247 in the $3,135,000 face value convertible note. The warrants did not contain any terms or feature that would preclude equity classification. The purchase price allocation for the convertible notes resulted in a debt discount of $1,734,994. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Amortization of debt discount amounted to $65,480 during the quarter ended June 30, 2013 ($ 29,842 for June 30, 2012).

Net loss. As a result of the cumulative effect of the foregoing factors, we generated a net loss of $808,946 for the three months ended June 30, 2013, as compared to a net loss of $1,216,924 for three months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $nil and had a working capital deficit of $8,131,594. The following table provides detailed information about our net cash flow for the periods indicated.

Cash Flow

	Three Months Ended
	June 30,
	2013	2012
Net cash used in operating activities	$(353,292)	$(1,177,611)
Net cash provided by (used) in investing activities	147,268	(361,923)
Net cash provided by financing activities	240,804	2,539,480
Effect of exchange rate change in cash	(42,352)	18,333
Net increase (decrease) in cash	(7,572)	1,018,279
Cash at beginning of the period	7,572	300
Cash at end of the period	$-	$1,018,579

Operating Activities

Net cash used in operating activities was $353,292 for the three months ended June 30, 2013, as compared to $1,177,611 for the same period in 2012. The decrease during the three month period ended June 30, 2013, was mainly due to the decreased net loss, as well as the increase in accounts payable and accrued liabilities. During the three months ended June 30, 2013, the Company was operating with limited capital, whereas during the prior period the Company had received additional capital and was working to resume production.

Investing Activities

Net cash provided by investing activities was $147,268 for the three months ended June 30, 2013, as compared to net cash used of $361,923 for the same period in 2012. This increase was due to the decrease in restricted cash during the three months ended June 30, 2013

Financing Activities

Net cash provided by financing activities was $240,804 for the three months ended June 30, 2013, as compared to $2,539,480 for the same period in 2012. This decrease was mainly due to the proceeds from our capital leasing and the private placement completed in the quarter ended June 30, 2012.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Recent Accounting Pronouncements

See Note 1 to our unaudited consolidated financial statements included in Item 1 of this report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jorge Osvaldo Orellana Orellana, and Chief Financial Officer, Mr. Gerard Pascale, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon, and as of the date of this evaluation, Messrs. Orellana and Pascale, determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, which we were still in the process of remediating as of June 30, 2013, our disclosure controls and procedures were not effective. See Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of June 30, 2013, our management identified material weaknesses related to our need to increase our qualified accounting personnel and to enhance the supervision, monitoring and reviewing of financial statements preparation processes. As disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, our management has identified the steps necessary to address the material weaknesses, and in the three months ended June 30, 2013, we continued to implement these remedial procedures. In addition to holding regular Board and Audit Committee meeting, the Company has increased its qualified accounting staff.

Other than in connection with the implementation of the remedial measures described above and in the 10-K, there were no changes in our internal controls over financial reporting during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended June 30, 2013, that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the three months ended June 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended June 30, 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2013	CHILE MINING TECHNOLOGIES INC.

	By:	/s/ Jorge Osvaldo Orellana Orellana
Jorge Osvaldo Orellana Orellana, Chief Executive
Officer
(Principal Executive Officer)

	By:	/s/ Gerard Pascale
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