Form 10-Q
period 2013-09-30
Chile Mining Technologies Inc.
filed 2013-11-19
CIK 1427714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

_________________________________________________________________
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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]    No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 13, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,164,134

Chile Mining Technologies Inc.
Quarterly Report on Form 10-Q
Period Ended September 30, 2013

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2013 and 2012
(Unaudited)
(Prepared by management)
(Amounts expressed in US Dollars)

Index
Page
Interim Consolidated Balance Sheets as at September 30, 2013 (unaudited) and March 31, 2013 (audited)	2
Interim Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2013 and 2012	3
Interim Consolidated Statements of Cash flows for the six months ended September 30, 2013 and 2012	4
Interim Consolidated Statements of Changes in Stockholders’ Deficiency for the six months ended September 30, 2013 (unaudited) and year ended March 31, 2013 (audited)	5
Notes to Interim Consolidated Financial Statements	6

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED BALANCE SHEETS AS AT
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

	September 30, 2013	March 31, 2013
	(unaudited)	(audited)

ASSETS

Current
Cash	$1,065	$7,572
Sundry assets and other receivables (Note 13)	37,734	6,216
Inventory (Note 12)	-	55,707
	38,799	69,495
RESTRICTED CASH (Note 18)	16,110	344,850
DEPOSITS AND OTHER ASSETS (Note 14)	495,979	518,360
DEFERRED FINANCING COSTS (Note 8 (b) and 9 (a))	441,786	503,696
PROPERTY PLANT AND EQUIPMENT (Note 3)	5,589,412	6,281,163

	$6,582,086	$7,717,564

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,668,769	$1,636,219
Loan from related parties (Note 5)	1,427,563	1,307,422
Loan from non related parties (Note 15)	287,099	188,903
Obligation under capital lease	165,758	142,706
Due to related parties (Note 5)	2,347,774	2,488,556
Secured convertible note (Note 9 (c))	100,415
Convertible promissory note (Note 8 (c))	190,000	190,000
Promissory notes (Note 4)	2,002,012	2,419,398
	8,189,390	8,373,204

OBLIGATION UNDER CAPITAL LEASE	1,580,241	1,682,622
UNSECURED CONVERTIBLE NOTE (Note 9 (b))	150,000	150,000
SECURED CONVERTIBLE NOTES (Note 9 (a))	1,752,672	1,619,064

	11,672,303	11,824,890

Stockholders’ Deficiency
Capital stock (Note 6)	11,151	11,151
Additional paid in capital	13,600,221	13,292,219
Accumulated other comprehensive income	201,834	18,509
Deficit	(18,903,423)	(17,429,205)

	(5,090,217)	(4,107,326)

Total liabilities and stockholders’ deficiency	$6,582,086	$7,717,564

Going Concern (Note 1)
Related Party Transactions (Note 5)
Subsequent Event (Note 19)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2013	2012	2013	2012
	$	$	$	$
Sales	-	-	50,326	34,829

Cost of sales	205,434	258,183	531,213	656,392

Gross Loss	(205,434)	(258,183)	(480,887)	(621,563)
Operating expenses:
Impairment of mining rights (Note 7)	-	1,592	2,922	5,120
Salaries and wages	54,083	67,159	112,393	89,853
General and administrative	185,997	393,318	470,023	890,975
Professional fees	16,760	76,200	108,560	274,200
	256,840	538,269	693,898	1,260,148

Operating loss before the undernoted	(462,274)	(796,452)	(1,174,785)	(1,881,711)

Amortization of deferred finance costs (Note 8(b) and 9)	(30,955)	(58,230)	(61,910)	(103,338)

Fair value adjustment relating to convertible debt (Note 17)	(26,915)	-	(26,915)	-

Imputed interest expense (Note 4 and 9)	(145,128)	(124,318)	(210,608)	(230,723)

Net Loss for the period	(665,272)	(979,000)	(1,474,218)	(2,215,772)
Foreign exchange translation adjustment for the period	(21,209)	(44,678)	183,325	4,683

Comprehensive loss for the period	(686,481)	(1,023,678)	(1,290,893)	(2,211,089)

Weighted average number of common shares outstanding	11,151,634	10,348,596	11,151,634	10,219,713
Loss per share – basic and diluted	(0.06)	(0.10)	(0.13)	(0.22)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)
For the six months ended September 30,

	2013	2012

Cash Flows from Operating Activities:
Net loss	$(1,474,218)	$(2,215,772)
Impairment of mining rights	2,922	5,120
Depreciation	292,331	257,566
Imputed interest expense (Note 4 and 9 (a))	210,608	230,723
Fair value adjustment relating to convertible debt	26,915
Amortization of deferred finance costs	61,910	103,338
Changes in non-cash working capital:
Increase in sundry assets and other receivables	(32,478)	(10,870)
Decrease (Increase) in inventory	53,034	(236,146)
Increase in deposits and other assets	(11,191)	(80,427)
Increase (Decrease) in accounts payable and accrued liabilities	140,327	(306,129)
Net Cash used by Operating Activities	(729,840)	(2,252,597)

Cash Flows from Investing Activities:
Restricted cash	328,740	(344,850)
Acquisition of mining rights	(2,922)	(5,120)
Acquisition of property plant and equipment	-	(1,609,290)
Net Cash provided by (used in) Investing Activities	325,818	(1,959,260)

Cash Flows from Financing Activities:
Advances from related parties	19,461	298,960
Loan from related party	204,329	346,008
Proceeds from (repayment to) non- related party	110,360	(341,407)
Capital lease proceeds (repayment)	38,877	1,376,788
Proceeds from convertible note	73,500
Proceeds from secured convertible notes, net	-	2,520,606
Net Cash Provided By Financing Activities	446,527	4,200,955

Effects of foreign currency exchange rate changes	(49,012)	91,402
Net Increase (Decrease) in Cash	(6,507)	80,500
Cash at beginning of the period	7,572	300
Cash at end of the period	$1,065	$80,800

Supplemental information:
Income tax paid	Nil	Nil
Interest paid	86,212	127,030

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES, INC.
(Formerly Latin America Ventures, Inc.)
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE
SIX MONTH PERIOD
ENDED SEPTEMBER 30, 2013 AND YEAR ENDED MARCH 31, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

					Accumulated
	Number of				Other
	common	Capital	Additional Paid		Comprehensive
	shares	stock	in capital	Deficit	Income (loss)	Total
Balance as at March 31, 2012	10,062,275	10,062	11,558,314	(13,043,895)	27,452	(1,448,067)
Issue of shares due to non- performance	1,089,359	1,089	(1,089)
Warrants issued along with convertible debt
			710,747			710,747
Beneficial conversion feature embedded in secured convertible notes			1,024,247			1,024,247
Net loss for the year				(4,385,310)		(4,385,310)

Foreign currency translation					(8,943)	(8,943)
Balance as at March 31, 2013 (audited)	11,151,634	11,151	13,292,219	(17,429,205)	18,509	(4,107,326)
Discount on promissory notes			308,002			308,002
Net loss for the period				(1,474,218)		(1,474,218)
Foreign currency translation					183,325	183,325
Balance as at September 30, 2013(unaudited)	11,151,634	11,151	13,600,221	(18,903,423)	201,834	(5,090,217)

The accompanying notes are an integral part of these interim consolidated financial statements.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

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

The unaudited consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended March 31, 2013. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2013 and March 31, 2013, the results of its operations for the three and six month periods ended September 30, 2013 and September 30, 2012, and its cash flows for the six month periods ended September 30, 2013 and September 30, 2012. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three and six month period ended September 30, 2013 are not necessarily indicative of results to be expected for the full year.

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

1.	NATURE OF OPERATIONS (Cont’d)

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

1.	NATURE OF OPERATIONS (Cont’d)

Going Concern

As shown in the accompanying financial statements, the Company has a working capital deficiency of $8,150,591 and has incurred a deficit of $18,903,423 for the cumulative period to September 30, 2013. On May 8, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell and issue to the Investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes (the “Notes”) and warrants to purchase the Company’s common stock. The Notes and warrants were issued in two tranches. The first tranche issued on May 8, 2012 contained (i) Notes in the aggregate original principal amount of $2,120,000 and (ii) Investor Warrants to purchase an aggregate of 530,000 shares of Common Stock, for aggregate gross proceeds of $2,120,000. The second tranche issued on June 7, 2012 contained (i) Notes in the aggregate original principal amount of $1,015,000 and (ii) Investor Warrants to purchase an aggregate of 253,750 shares of Common Stock, for aggregate gross proceeds of $1,015,000.

During the quarter ended December 31, 2012, the Company raised and issued to an accredited investor $150,000 of eleven percent (11%) unsecured convertible note to purchase the Company’s common stock. In addition, on July 12, 2013, the Company raised and issued to an accredited investor $73,500 face value of eight percent (8%) secured convertible note. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of copper. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have a material impact on the financial statements of the Company.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

1.	NATURE OF OPERATIONS (Cont’d)

Recently Issued Accounting Standards

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) in (“ASU 2012-03”). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a significant impact on our financial position or results of operations.

In July 2013, the FASB amended its guidance related to the presentation of unrecognized tax benefits. The standard provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. The guidance is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently assessing the impacts of this guidance.

In February 2013, the FASB issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact of this guidance.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact of this guidance.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

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

3.	PROPERTY PLANT AND EQUIPMENT

	September 30, 2013			March 31, 2013
		Accumulated
	Cost	Depreciation	Net	Net
	$	$	$	$
Santa Filomena Plant	1,032,618	-	1,032,618	1,103,687
Land-Santa Filomena Plant	49,564	-	49,564	52,974
Land- Mina Al Abuelo Plant	257,865	-	257,865	275,613
Ana Maria Plant and equipment	5,745,885	1,659,759	4,086,126	4,674,415
Machinery under construction	163,239	-	163,239	174,474

	7,249,171	1,659,759	5,589,412	6,281,163

Property Plant and Equipment is translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The Santa Filomena Plant is not being amortized as plant is under construction. Depreciation for the six month period ended September 30, 2013 amounted to $292,331 ($257,566 in 2012). Included in property, plant and equipment are amounts relating to capital leases having a cost of $2,134,460 ($2,281,360 as at March 31, 2013) and accumulated depreciation of $287,089 ($249,253 as at March 31, 2013).

4.	PROMISSORY NOTES

Promissory notes payable to related parties were unsecured and consisted of the following:

Company	Interest Rate	September 30,	March 31,
		2013	2013
Ivan Vergara	Nil	$257,124	$341,500
Jorge Pizarro	Nil	162,492	215,813
Geominco EIRL	Nil	1,582,396	1,862,085
Total		$2,002,012	$2,419,398

All promissory notes are valued at fair market value at inception. These notes do not bear interest and had an original maturity date of March 31, 2013.

As at March 31, 2010, the Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated by using the net present value of the loans, at an assumed interest rate of 18%. The amount of the discount, being $1,404,458 was recorded in “Additional paid in capital” on the opening balance sheet and was amortized over three years.

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

4.	PROMISSORY NOTES (Cont’d)

During the year ended March 31, 2011, the promissory note holders forgave $661,552 in debt. The transaction was accounted for as a capital transaction with related parties and the Company credited ‘Additional paid in capital’ with $661,552.

On May 8, 2012, the Company entered into Loan Repayment Agreements (the “Repayment Agreements”) with holders of promissory notes of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding. Consequently, based on the above agreement, these notes have been classified as current as of September 30, 2013.

On July 1, 2013, the Company recognized an additional discount on the face value of the loans to adjust the carrying value to the fair value. Fair value was calculated by using the net present value of the loans, at an assumed interest rate of 16%. The discounted period was estimated to be twelve months as it is management’s best estimate of the Company becoming profitable following successful financing. The amount of the discount, being $308,002 was recorded in “Additional paid in capital” in the balance sheet.

The Company recognized interest expense to amortize discounts on promissory notes to related parties for the six month period ended September 30, 2013 in the amount of $77,000 ($155,277 in 2012).
5.	RELATED PARTY TRANSACTIONS

a) Transactions with related parties

i) As of September 30, 2013, the Company has loans payable to related parties for $1,427,563. Loan for $147,897 is unsecured, free of interest and was originally payable on March 31, 2012. The balance of the outstanding loans for $1,279,666 is unsecured, free of interest and payable on demand. On May 8, 2012, the Company entered Loan Repayment Agreements (the “Repayment Agreements”) with related parties of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding. See Note 4.

ii) During the six months ended September 30, 2013, the Company expensed fees to three directors for total of $80,000. The Company expensed fees to the CFO for $60,000. The expense for the CFO for the six month includes a commitment to issue 12,000 shares of common stock.

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

b) The company owes the following amounts to related parties:

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

5.	RELATED PARTY TRANSACTIONS (Cont’d)

(i) Included in accounts payable and accrued liabilities are amounts owing for services provided to directors and officers for a total of $202,200.

ii) As of September 30, 2013, the Company owes to Geominco E.I.R.L. $2,151,372 and Geominco S.A, $196,402, entities in which a director has an interest for a total of $2,347,774. This advance is unsecured non-interest bearing and due on demand.

On May 8, 2012, the Company entered Loan Repayment Agreements (the “Repayment Agreements”) with related parties of the Company (each, a “Lender”). Pursuant to the Repayment Agreements, each Lender agreed that the Company is entitled to defer payment, and the Lender shall not demand payment, of any amounts due under certain loans made by the Lender to the Company, and the Lender shall not commence the exercise of any remedies it may have against the Company or any of its assets arising out of the Company’s breach of its obligations under the loans until the later of: (i) twelve (12) months from the date of closing of the transactions contemplated by the Purchase Agreement, and (ii) such time as the Company reports positive net income in quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission. Notwithstanding the foregoing, the deferment shall be operative only so long as any Notes remain outstanding (See Note 4).

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

6.	CAPITAL STOCK (Cont’d)

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

During the six month period ended September 30, 2013, the Company did not issue any shares for exercise of make good warrants on a cashless basis. During the year ended March 31, 2013, the Company issued 1,089,359 common shares for exercise of 1,094,809 make good warrants on a cashless basis.

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

8(a)	DERIVATIVE FINANCIAL INSTRUMENTS (Cont’d )

The following table summarizes the components of the derivative liabilities as of September 30, 2013 and inception of the instruments:

May 2010 Private Placement:	September 30, 2013	Inception May 12, 2010
Investor warrants	$-	$1,519,144
Broker warrants	-	273,442
Credit facility warrants	-	523,440
Make Good warrants	-	131,891
Acquisition advisory fees:
Make Good warrants	-	62,176
Total derivative liabilities	$-	$2,510,093

At inception, warrants were classified as liabilities due to the fact that they were considered not to be indexed to the company's own stock and due to the firm registration rights embodied in the agreements. At March 31, 2012 all variability and rights resulting in liability classification were removed and the instruments were re-measured and reclassified to equity.

The following table summarizes the common shares indexed to the derivative instruments as of September 30, 2013 and inception of the instruments:

May 2010 Private Placement:	September 30, 2013	Inception May 12, 2012
Investor warrants	-	1,044,803
Broker warrants	-	188,062
Credit facility warrants	-	360,000
Make Good warrants	-	47,597
Acquisition advisory fees:
Make Good warrants	-	22,438
	-	1,662,900

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

8(b)	MAY 2010 PRIVATE PLACEMENT (Cont’d)

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

The Company amortized deferred finance cost by $nil during the six month period ended September 30, 2013 (2012: $54,550). Deferred finance costs outstanding as of September 30, 2013 relating to this financing is $ Nil (2012: $53,768)

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

8(b)	MAY 2010 PRIVATE PLACEMENT (Cont’d)

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

8(c)	CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT (Cont’d)

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

8(c)	CONVERTIBLE PROMISSORY NOTE AND MAKE GOOD WARRANT (Cont’d)

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
$(741,812)

The following represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended March 31, 2013 and 2012 and six month period ended September 30, 2013:

Balances at March 31, 2011	$5,866,285
Fair value adjustments	741,812

Transfer to additional paid in capital	(6,608,097)
Balances at March 31, 2012	$-
Balances at March 31, 2013 and September 30, 2013	$-

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

9 (a)	SECURED CONVERTIBLE NOTES

$3,135,000 Face Value Secured Convertible Notes, due May 8, 2017	$1,752,672

On May 8, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell and issue to the Investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes (the “Notes”) and warrants to purchase the Company’s common stock. The Notes and warrants were issued in two tranches. The first tranche issued on May 8, 2012 contained (i) Notes in the aggregate original principal amount of $2,120,000 and (ii) Investor Warrants to purchase an aggregate of 530,000 shares of Common Stock, for aggregate gross proceeds of $2,120,000. The second tranche issued on June 7, 2012 contained (i) Notes in the aggregate original principal amount of $1,015,000 and (ii) Investor Warrants to purchase an aggregate of 253,750 shares of Common Stock, for aggregate gross proceeds of $1,015,000. The notes are payable quarterly in arrears on March 31, June 30, September 30 and December 31, with the first payment due on September 30, 2012. The Notes mature on May 8, 2017. The notes are convertible at the option of the holder at any time on or prior to the Maturity Date into shares of Common Stock at a conversion price of $2.00 per share (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction after the issuance date). The Investor Warrants have a strike price of $2.00 per share (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction after the issuance date). The Investor Warrants are immediately exercisable, on a net exercise or cashless basis, and have a term of five years.

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

The purchase price allocation for the convertible notes resulted in a debt discount of $1,734,994. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Amortization of debt discount amounted to $133,608 during the six month period ended September 30, 2013. In addition, amortization of deferred finance charges amounted to $61,910 for the six month period ended September 30, 2013, resulting in balance of $441,786 as of September 30, 2013. The purchase price allocation is as follows:

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

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

9(a)	SECURED CONVERTIBLE NOTES (Cont’d)

Significant assumptions included in the MSC valuation technique to determine the fair value of the debt component were as follows:

Assumption
Linked common shares	1,567,500
Stock price	$2.20
Expected life (years)	5.00
Volatility (based on peers)	58.43%- 83.82%
Risk adjusted interest rate	0.15%- 0.77%

9(b)	UNSECURED CONVERTIBLE NOTES

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

9(c)	SECURED CONVERTIBLE NOTE

As of September 30, 2013, the estimated fair value of our convertible promissory notes is as follows:

Convertible Notes	September 30, 2013
$ 73,500 face value convertible note due March 17, 2014	$100,415

On July 12, 2013, the Company issued a $73,500 8% convertible note with a term to March 17, 2014 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning six months after the issuance date, at the holder’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 115% if prepaid 31 days following the closing through 60 days following the closing, (iii) 120% if prepaid 61 days following the closing through 90 days following the closing, (iv) 125% if prepaid 91 days following the closing through 120 days following the closing, (v) 130% if prepaid 121 days following the closing through 150 days following the closing, and (vi) 135% if prepaid 151 days following the closing through 180 days following the closing. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest (the “default put”).

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (i) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

9(c)	SECURED CONVERTIBLE NOTE (Cont’d)

elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

The following table reflects the allocation of the purchase on the financing date:

Convertible Notes	$73,500 Face Value
Proceeds	$(70,000)
Convertible promissory notes	107,382
Financing costs expense	(3,500)
Day-one derivative loss	(33,882)

10.	SEGMENT INFORMATION

As at September 30, 2013 the Company operated in one reportable segment, being the exploration for and the development of mining rights in the Republic of Chile.

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

There were no changes in the Company's approach to capital management during the period ended September 30, 2013

12.	INVENTORY

The quantity of material in ore on the leach pad is based on surveyed volumes of mined material. Sampling and assaying determine the estimated amount of copper contained in material delivered to the leach pad. As at March 31, 2013 there was only supply inventory ($nil as of September 30, 2013).

13.	SUNDRY ASSETS AND OTHER RECEIVABLES

	September 30, 2013	March 31,2013
Prepaid expenses	$10,971	$6,195
Advance for materials	$26,763	-

Other advances	-	21
	$37,734	6,216

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

14.	DEPOSITS AND OTHER ASSETS

	September 30, 2013	March 31, 2013
Value added taxes (“VAT”) (i)	430,908	448,810
Equipment deposit	65,071	69,550
	$495,979	$518,360

i) Value added tax balance represents net VAT recoverable which may be refunded or applied toward future corporate income tax liability.

15.	LOAN FROM NON RELATED PARTIES

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

(b) The Company received a loan of $287,099 from a non-related party. This loan is secured on personal assets of a Company’s director and payable on demand.

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

	September 30, 2013		March 31, 2013
	Carrying		Carrying
Assets/Liabilities	Value	Fair Value	Value	Fair Value
Cash	$1,065	$1,065	$7,572	$7,572
Restricted cash	$16,110	$16,110	$344,850	$344,850
Accounts payable and accrued liabilities	$1,668,769	$1,668,769	$1,636,219	$1,636,219
Due to related party	$2,347,774	$2,347,774	$2,488,556	$2,488,556
Loan from related party	$1,427,563	$1,427,563	$1,307,422	$1,307,422
Loan from non related party	$287,099	$287,099	$188,903	$188,903
Convertible promissory note	$190,000	$190,000	$190,000	$190,000
Promissory notes	$2,002,012	$2,002,012	$2,419,398	$2,419,398
Unsecured convertible note	$150,000	$150,000	$150,000	$150,000
Secured convertible note	$100,415	$100,415	$-	$-
Secured convertible notes	$1,752,672	$1,752,672	$1,619,064	$1,619,064

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS (Cont’d)

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

17.	DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Liabilities

The carrying value of the convertible promissory notes is on the balance sheet, with changes in the carrying value being recorded in earnings. The components of the convertible promissory notes as of September 30, 2013 are as follows:

	September 30, 2013
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
$ 73,500 face value convertible note due March 17, 2014	105,603	$(100,415)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and nine months ended September 30, 2013:

Three and Nine Months
Ended
The financings giving rise to derivative financial instruments and the income effects:	September 30, 2013
$ 73,500 face value convertible note due March 17, 2014	6,967

Day-one derivative loss:
$ 73,500 face value convertible note due March 17, 2014	(33,882)
Total fair value adjustment	$(26,915)

CHILE MINING TECHNOLOGIES INC.
(Formerly Latin America Ventures, Inc.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Amounts expressed in U.S. Dollars)
(Unaudited)
(Prepared by management)

18.	RESTRICTED CASH

On May 8, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell and issue to the Investors (i) up to $3.5 million of eleven percent (11%) secured convertible notes (the “Notes”), which mature on the five year anniversary of the date of issuance and shall be convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $2.00 per share (subject to adjustment) and (ii) warrants (the “Investor Warrants,” and together with the Notes, the “Securities”) to purchase such number of shares of Common Stock equal to fifty percent (50%) of the number of shares of Common Stock that the Notes purchased by the Investors may be convertible into, at an exercise price of $2.00 per share (subject to adjustment).

On May 8, 2012, the Company completed an initial closing pursuant to the Purchase Agreement in which the Company sold and issued to Investors (i) Notes in the aggregate original principal amount of $2,120,000 and (ii) Investor Warrants to initially purchase an aggregate of 530,000 shares of Common Stock, for aggregate gross proceeds of $2,120,000.

On June 7, 2012, the Company completed its second and final closing pursuant to the Purchase Agreement in which the Company sold and issued to investors (i) Notes in the aggregate original principal amount of $1,015,000 and (ii) investor Warrants to purchase an aggregate of 507,500 shares of Common Stock, for an aggregate gross proceeds of $1,015,000.

As a result of the two closings, the Company sold and issued to investors a total amount of $3,135,000 in notes and warrants to purchase a total of 1,037,500 shares of Common Stock. In accordance with these agreements, the Company must keep the equivalent of one year worth of interest payments in an escrow account at all times. As interest payments become due, the Company must continually maintain one year’s worth of payments in the escrow account and as such cannot use this for any other purpose. As of September 30, 2013, the Company was in default of the restricted cash balance required from this agreement. The Company plans to replenish the account in the third quarter of the current fiscal year.

19.	SUBSEQUENT EVENT

On November 15, 2013, the Company secured a loan from Asher Enterprises, Inc. (“Asher”) in the amount of $42,500. In consideration for the loan, the Company issued to Asher a convertible promissory note in principal amount of $42,500. The note will mature nine months from the date of issuance, has an interest rate of 8% per annum, and is convertible into the Company’s common stock at Asher’s option beginning 180 days from the date of issuance. The terms are similar to the July 12, 2013 note with Asher Enterprises, Inc. and the Company is still analyzing the impact of this note on the financial statements in future quarters.

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

By reducing unit costs and carefully managing the average source material grade, we estimate that the MINI plant technology will allow us to break even at copper prices as low as US$1.00 per pound, or US$2,204 per metric ton. As of November 12, 2013, copper was trading at $7,123.50 per metric ton on the London Metals Exchange, or LME. As the price of finished copper has increased, however, there has been increased interest in raw copper ore from a number of “higher cost” producers that can increase their production volumes by buying ore in the market from small miners. Historically, these producers would not have been interested in raw ore purchases, as they could not generate profits at lower finished copper prices. However the increase in finished copper prices has made third-party purchase attractive for a number of additional producers. While the additional producers entering the market for minerals has not had an effect on the cost of the ore, it has put the miners into a stronger negotiating position on the sales of their ore. As such, the market now demands that producers must purchase the ore by providing payment upon delivery of the ore, as opposed to the historical practice of providing payment following the sale of the finished copper. This shift in the market has affected our need for working capital substantially, in that we now require approximately $1 million per MINI plant to purchase enough ore to operate at full capacity.

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

The table below summarizes the capacity of each of our current and planned MINI plants.

District	Plant	Initial Production	Initial Capacity/Year
Matancilla	Ana Maria	Operating	1,200 MT (1)
Salamanca	Santa Filomena	1st Calendar Quarter 2014	1,200 MT
Combarbala	Gabriella	2nd Calendar Quarter 2014	1,200 MT

(1) Since we commenced operations at the Ana Maria plant, total annual capacity has been increased to 2,225 metric tons. To date, the majority of our capital expenditures have been used for the construction of our facilities.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage increase/decrease over prior year numbers for the periods indicated in dollars. The financial data for the three months ended September 30, 2013 reflects the second quarter of Fiscal Year 2014, while the financial data for the same period in 2012 reflects the second quarter of Fiscal Year 2013.

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended
	September 30,		% Increase/
	2013	2012	(Decrease)
Sales	$-	$-	nil%
Cost of sales	205,434	258,183	(20%	)
Gross loss	(205,434)	(258,183)	(20%	)
Operating expenses:
Impairment of mining rights	-	1,592	(100%	)
Salaries and wages	54,083	67,159	(20%	)
General and administrative expenses	185,997	393,318	(53%	)
Professional fees	16,760	76,200	(78%	)
Total operating expenses	256,840	538,269	(52%	)
Operating loss before the undernoted	(462,274)	(796,452)	(42%	)
Amortization of deferred finance costs	(30,955)	(58,230)	(47%	)
Fair value adjustment related to convertible debt	(26,915)	-	n/a
Imputed interest expense	(145,128)	(124,318)	(45%	)
Net Loss	(665,272)	(979,000)	(40%	)
Foreign exchange translation adjustment	(21,209)	(44,678)	(53%	)
Comprehensive loss	$(686,481)	$(1,023,678)	(41%	)

Sales. We had sales on $nil for the three months ended September 30, 2013, as compared with sales of $nil for the three months ended September 30, 2012. During the quarter ended September 30, 2012, we had just raised capital and were working on repair and maintenance at our Ana Maria plant in order to resume production. As a result, we had not begun to generate revenues at this time. During the three months ended September 30, 2013, the Company had minimal working capital and as a result was not able to produce any revenue.

Cost of sales. Cost of sales includes direct costs associated with the sale of our products. Cost of sales was $205,434 for the three months ended September 30, 2013, as compared with $258,183 for the three months ended September 30, 2012, a decrease of 20%. During the quarter ended September 30, 2012, we were working to resume and increase copper production at the Ana Maria plant. In addition, we also developed several mines in order to deliver mineral to the plant during the quarter. Due to our capital infusion coming in the middle of the quarter ended June 30, 2012, our cost of sales expenses were limited by the timing. For the three months ended September 30, 2013, we were operating with limited working capital, which resulted in limited cost of sales expenses.

Gross loss. Gross loss is equal to the difference between our sales and the cost of sales. For the three months ended September 30, 2013, we had a gross loss of $205,434, as compared with a gross loss of $258,183 for the three months ended September 30, 2012. The decrease in gross loss was primarily due to the factors discussed above.

Operating expenses. Our operating expenses consist of impairment of mining rights, salaries and wages, general and administrative expenses and professional fees.

Impairment of mining rights. For the three months ended September 30, 2013, impairment of mining rights was $nil, as compared with $1,592 for the three months ended September 30, 2012. We have expensed mining rights because we currently have no formal plans to exploit these mining rights.

Salaries and wages. Salaries and wages amounted to $54,083 for the three months ended September 30, 2013, as compared to $67,159 for the three months ended September 30, 2012, an decrease of 20%. During the quarter ended September 30, 2012 the Company had completed a recent capital raise and was beginning to grow the Company to support copper production. During the three months ended September 30, 2013 the Company operated with limited resources and as a result, it maintained a smaller staff, and minimized salaries and wages wherever possible.

General and administrative expenses. General and administrative expenses consist primarily of building maintenance and repairs, energy costs, and general expenses. General and administrative expenses for the three months ended September 30, 2013, were $185,997, as compared with $393,318 for the three months ended September 30, 2012, a decrease of 53%. During the quarter ended September 30, 2012 the Company had completed a recent capital raise and was beginning to grow the Company to support copper production. During the three months ended September 30, 2013, the Company operated with limited resources and worked to minimize general and administrative expenses.

Professional fees. Professional fees consist of legal fees, accounting fees and other fees associated with our operations as a public company. For the three months ended June 30, 2013, professional fees were $16,760, as compared with $76,200 for the three months ended June 30, 2012, a decrease of 78%. It is necessary to hire specialized professionals at times to complete tasks outside of the Company’s current expertise. During the quarter ended September 30, 2012, the Company was growing to support the planned production of copper which required more specialized assistance. During the quarter ended September 30, 2013, the Company operated with limited resources and as a result limited all professional fees during the quarter.

Amortization of deferred finance costs. On May 12, 2010, we consummated a private placement of common shares, warrants and make good warrants. The direct financing costs were allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants were recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method, while amounts related to the common stock directly offset the carrying value of the redeemable common stock. For the three months ended September 30, 2013, we amortized deferred finance costs of $nil, as compared to $27,275 for the three months ended September 30, 2012.

On May 8, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale and issuance of eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock. The Company evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The financing costs are being amortized over the term of the notes. Amortization of the deferred finance charges amounted to $30,955 for the three months ended September 30, 2013, and $30,955 for the three months ended September 30, 2012.

Fair value adjustment relating to convertible debt. For the three months ended September 30, 2013, we had $26,915 fair value adjustment to convertible debt, as compared to $nil for the three months ended September 30, 2012. On July 12, 2013, the Company issued an 8% convertible note in principal amount of $73,500 with a term to March 17, 2014 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning six months after the issuance date, at the holder’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 115% if prepaid 31 days following the closing through 60 days following the closing, (iii) 120% if prepaid 61 days following the closing through 90 days following the closing, (iv) 125% if prepaid 91 days following the closing through 120 days following the closing, (v) 130% if prepaid 121 days following the closing through 150 days following the closing, and (vi) 135% if prepaid 151 days following the closing through 180 days following the closing. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur, the Company is liable to pay the holder 150% of the then outstanding principal and interest.

Imputed interest expense. Imputed interest expense is related to unsecured, no interest promissory notes from related parties . These loans were valued at fair value at inception. We recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Discounts associated with these notes are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. We recognized interest expense to amortize discounts on promissory notes to related parties for the three months ended September 30, 2013, in the amount of $77,000, as compared with $78,714 for the three months ended September 30, 2012.

The Company has evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The conversion features meet the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The notes are convertible into a fixed number of shares and there are no down round protection features contained in the contracts. Since the convertible notes achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. A beneficial conversion feature is present when the fair value of the underlying common share exceeds the effective conversion price of the conversion option. The effective conversion price is calculated as the basis in the financing arrangement allocated to the hybrid convertible debt agreement, divided by the number of shares into which the instrument is indexed. As a result of this evaluation under the aforementioned standards, the Company concluded that a beneficial conversion feature was present in the amount of $1,024,247 in the $3,135,000 face value convertible note. The warrants did not contain any terms or feature that would preclude equity classification. The purchase price allocation for the convertible notes resulted in a debt discount of $1,734,994. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Amortization of debt discount amounted to $68,128 during the three months ended September 30, 2013 ($45,604 for September 30, 2012)

Net loss. As a result of the cumulative effect of the foregoing factors, we generated a net loss of $665,272 for the three months ended September 30, 2013, as compared to a net loss of $979,000 for three months ended September 30, 2013.

Comparison of the Six Months Ended September 30, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage increase/decrease over prior year numbers for the periods indicated in dollars. The financial data for the six months ended September 30, 2013 reflect the first and second quarters of Fiscal Year 2014, while the financial data for the same period in 2012 reflect the first and second quarters of Fiscal Year 2013.

The following table sets forth key components of our results of operations for the periods indicated.

	Six Months Ended
	September 30,		% Increase/
	2013	2012	(Decrease)
Sales	$50,326	$34,829	45%
Cost of sales	531,213	656,392	(19%	)
Gross loss	(480,887)	(621,563)	(23%	)
Operating expenses:
Impairment of mining rights	2,922	5,120	(43%	)
Salaries and wages	112,393	89,853	25%
General and administrative expenses	470,023	890,975	(47%	)
Professional fees	108,560	274,200	(60%	)
Total operating expenses	693,898	1,260,148	(45%	)
Operating loss before the undernoted	(1,174,785)	(1,881,711)	(38%	)
Amortization of deferred finance costs	(61,910)	(103,338)	(40%	)
Fair value adjustment relating to convertible debt	(26,915)	-	n/a
Imputed interest expense	(210,608)	(230,723)	(42%	)
Net Loss	(1,474,218)	(2,215,772)	(37%	)
Foreign exchange translation adjustment	183,325	4,683	3,815%
Comprehensive loss	$(1,290,893)	$(2,211,089)	(45%	)

Sales. We had sales of $50,326 for the six months ended September 30, 2012, as compared with sales of $34,829 for the six months ended September 30, 2011, an increase of 45%. During the six months ended September 30, 2013, we were operating with limited resources and were only able to generate production at the beginning of this period. During the six months ended September 30, 2012, the Company completed a capital raise and was in the process of upgrading its Ana Maria plant to begin producing copper. As a result, the Company had limited production during this period.

Cost of sales. Cost of sales includes direct costs associated with the sale of our products. Cost of sales was $531,213 for the six months ended September 30, 2013, as compared with $656,563 for the six months ended September 30, 2012, a decrease of 19%. During the six months ended September 30, 2012, we continued to prepare our plant to begin producing copper and were able to process our first sales. As a result we incurred costs for supplies, the preparation and upgrades to the Ana Maria plant and extracting ore from the mines and delivering this to the plant. During the six months ended September 30, 2013, the Ana Maria plant was operating at limited capacities and we incurred costs associated with operating and maintaining the plant at this level.

Gross loss. Gross loss is equal to the difference between our sales and the cost of sales. For the six months ended September 30, 2013, we had a gross loss of $480,887, as compared with a gross loss of $621,563 for the six months ended September 30, 2012. The decrease in gross loss was primarily due to the decrease of cost of sales as discussed above.

Operating expenses. Our operating expenses consist of impairment of mining rights, salaries and wages, general and administrative expenses and professional fees.

Impairment of mining rights. For the six months ended September 30, 2013, impairment of mining rights was $2,922, as compared with $5,120 for the six months ended September 30, 2012. We have expensed mining rights, since we currently have no formal plans to exploit these mining rights.

Salaries and wages. Salaries and wages amounted to $112,393 for the six months ended September 30, 2013, as compared to $89,853 for the six months ended September 30, 2012, an increase of 25%. After completing our private placement in the June 2012 quarter, we began growing the Company as required to support the production of copper, but because of the timing of the raise late in the first fiscal quarter, we incurred less salaries and wages than normal. During the six months ended September 30, 2013, we operated with limited capacity over the two quarters, which resulted in a slight increase in salaries and wages even with limited production.

General and administrative expenses. General and administrative expenses consist primarily of building maintenance and repairs, energy costs and general expenses. General and administrative expenses for the six months ended September 30, 2013, were $470,023, as compared with $890,975 for the six months ended September 30, 2012, a decrease of 47%. This decrease is the result of growing the Company to support the production of copper. During the six months ended September 30, 2013, the Company was operating with limited resources and as a result minimized general and administrative expenses wherever possible. During the six months ended September 30, 2012, the Company was preparing to support the production of copper, which required an expansion of general and administrative expenses.

Professional fees. Professional fees consist of legal fees, accounting fees and other fees associated with our operations as a public company. For the six months ended September 30, 2013, professional fees were $108,500, as compared with $274,200 for the six months ended September 30, 2012. This decrease was due to the fact that during the six months ended September 30, 2013 the Company was operating with limited resources and minimized professional fees wherever possible. During the six months ended September 30, 2012 the Company closed fund raises on May 8, 2012 and June 7, 2012. In preparing for the fund raises the Company’s public company expenses increased significantly in order to ensure its filings were complete and up to date. In addition, the Company uses outside contractors for specialized services where necessary. In raising funds and completing all of our reporting requirements, we incurred significantly increased professional fees.

Amortization of deferred finance costs. On May 12, 2010, we consummated a private placement of common shares, warrants and make good warrants. The direct financing costs were allocated to the financial instruments (redeemable common stock and warrants), based upon their relative fair values. Amounts related to the warrants were recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method, while amounts related to the common stock directly offset the carrying value of the redeemable common stock. For the six months ended September 30, 2013, we amortized deferred finance costs of $nil, as compared to $54,550 for the six months ended September 30, 2012.

On May 8, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale and issuance of eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock.

The Company evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The financing costs are being amortized over the term of the notes. Amortization of the deferred finance charges amounted to $61,910 for the six months ended September 30, 2013 and $48,788 for the six months ended September 30, 2012.

Fair value adjustment relating to convertible debt. For the six months ended September 30, 2013, we had $26,915 fair value adjustment to warrants, as compared to $nil for the six months ended September 30, 2012. On July 12, 2013, the Company issued a 8% convertible note in principal amount of $73,500 with a term to March 17, 2014 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning six months after the issuance date, at the holder’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 115% if prepaid 31 days following the closing through 60 days following the closing, (iii) 120% if prepaid 61 days following the closing through 90 days following the closing, (iv) 125% if prepaid 91 days following the closing through 120 days following the closing, (v) 130% if prepaid 121 days following the closing through 150 days following the closing, and (vi) 135% if prepaid 151 days following the closing through 180 days following the closing. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur, the Company is liable to pay the holder 150% of the then outstanding principal and interest.

Imputed interest expense. Imputed interest expense is related to unsecured, no interest promissory notes from related parties. These loans were valued at fair value at inception. We recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Discounts associated with these notes are being amortized over the lives of the promissory notes using the effective interest method, with interest expense being recorded as an expense in the related period. We recognized interest expense to amortize discounts on promissory notes to related parties for the six months ended September 30, 2013, in the amount of $77,000, as compared with $155,277 for the six months ended September 30, 2012.

On May 8, 2012, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale and issuance of eleven percent (11%) secured convertible notes and warrants to purchase the Company’s common stock. The Company evaluated the terms and conditions of the convertible notes and warrants under the guidance of ASC 815, Derivatives and Hedging. The purchase price allocation for the convertible notes resulted in a debt discount of $1,143,154. The discount on the notes will be amortized through periodic changes to interest expense over the term of the debenture using the effective interest method. Imputed interest expense amounted to $133,608 during the six month period ended September 30, 2013 and $75,446 during the six months ended September 30, 2012.

Net loss. As a result of the cumulative effect of the foregoing factors, we generated a net loss of $1,474,218 for the six months ended September 30, 2013, as compared to a net loss of $2,215,772 for six months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $1,065 and had a working capital deficit of $8,150,591. The following table provides detailed information about our net cash flow for the periods indicated.

Cash Flow

	Six Months Ended
	September 30,
	2013	2012
Net cash used in operating activities	$(729,840)	$(2,252,597)
Net cash provided by (used) in investing activities	325,818	(1,959,260)
Net cash provided by financing activities	446,527	4,200,955
Effect of exchange rate change in cash	(49,012)	91,402
Net increase (decrease) in cash	(6,507)	80,500
Cash at beginning of the period	7,572	300
Cash at end of the period	$1,065	$80,500

Operating Activities

Net cash used in operating activities was $729,840 for the six months ended September 30, 2013, as compared to $2,252,597 for the same period in 2012. The decrease during the six month period ended September 30, 2013, was mainly due to the decreased net loss, decreased imputed interest expense as well as the increase in accounts payable and accrued liabilities. During the three months ended September 30, 2013, the Company was operating with limited capital, whereas during the prior period the Company had received additional capital and was working to resume production.

Investing Activities

Net cash provided by investing activities was $325,818 for the six months ended September 30, 2013, as compared to net cash used of $1,959,260 for the same period in 2012. This decrease was due to the increase in restricted cash and the decrease in acquisition of property plant and equipment during the six months ended September 30, 2013.

Financing Activities

Net cash provided by financing activities was $446,527 for the six months ended September 30, 2013, as compared to $4,200,955 for the same period in 2012. This decrease was mainly due to the proceeds from our capital leasing and the private placement completed in the quarter ended June 30, 2012.

In the first fiscal quarter of 2013, we completed a private placement in which we sold and issued to certain accredited investors (i) eleven percent (11%) secured convertible notes in the aggregate original principal amount of $3,135,000, which notes are convertible into shares our common stock at $2.00 per share (subject to adjustment) and (ii) warrants to purchase an aggregate of 783,750 shares of our common stock at an exercise price of $2.00 per share (subject to adjustment). As a result of this private placement, we raised approximately $3.1 million in gross proceeds, which left us with approximately $2.6 million in net proceeds after the deduction of offering expenses.

Overall Liquidity and Capital Resources

Through the course of our operations we have determined that our MINI plants which process tailings will now require an additional module at a cost of $500,000 in order to more efficiently process the tailings. Accordingly, the total cost of construction per such MINI plant has increased from our initial estimates of $2,500,000 to approximately $3,000,000. In addition there has been a significant increase in demand for raw copper ore. As a result, the market now demands that any producer must purchase the ore by providing payment at the delivery of the ore, and therefore, we now require approximately $500,000 per MINI plant to purchase enough ore to operate at full capacity.

Initially, we estimated that it would cost approximately $2,500,000 in working capital per plant to construct and operate the plant to capacity. However, as discussed above, we now require approximately $3,500,000 in working capital per MINI plant in order to construct and operate the plant to capacity.

As discussed above, in May and June 2012 we raised $3,135,000 in a private placement transaction. Approximately $1.25 million of the proceeds of the transaction were used for upgrades to our Ana Maria facilities and attempting to secure sources of mineral for our plants for the future, with the remaining proceeds used for working capital and transaction expenses, including interest payments due on the convertible notes sold in the transaction. In order to operate our existing facilities at full capacity we will require additional funding, primarily for the procurement of raw minerals.

Obligations under Material Contracts

As of September 30, 2013, there were outstanding loans made to the Company in the aggregate amount of $5,160,583. On May 8, 2012, we and certain creditors which had loaned us an aggregate of approximately $4,267,774 entered into separate loan repayment agreements whereby the creditors each agreed to allow us to defer repayment of their respective loans until the later of (i) May 8, 2013, and (ii) such time as we report positive net-income on our quarterly or annual financial statements filed with the SEC.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jorge Osvaldo Orellana Orellana, and Chief Financial Officer, Mr. Gerard Pascale, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon, and as of the date of this evaluation, Messrs. Orellana and Pascale, determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, which we were still in the process of remediating as of September 30, 2013, our disclosure controls and procedures were not effective. See Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of September 30, 2013, our management identified material weaknesses related to our need to increase our qualified accounting personnel and to enhance the supervision, monitoring and reviewing of financial statements preparation processes. As disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, our management has identified the steps necessary to address the material weaknesses, and in the three months ended September 30, 2013, we continued to implement these remedial procedures. In addition to holding regular Board and Audit Committee meeting, the Company has increased its qualified accounting staff.

Other than in connection with the implementation of the remedial measures described above and in the 10-K, there were no changes in our internal controls over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the note issued to Asher, we have not sold any equity securities during the three months ended September 31, 2013, that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

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

Date: November [*], 2013	CHILE MINING TECHNOLOGIES INC.

	By:	/s/ Jorge Osvaldo Orellana Orellana
Jorge Osvaldo Orellana Orellana, Chief Executive
Officer
(Principal Executive Officer)

	By:	/s/ Gerard Pascale
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